Form 10-Q
period 2016-06-30
DSwiss Inc
filed 2016-08-15
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission File Number 333-208083

DSwiss, Inc.

(Exact name of registrant issuer as specified in its charter)

Nevada	47-4215595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

A-08-06, Tropicana Avenue,

Tropicana Golf & Country Resort,

47410, Petaling Jaya,

Selangor, Malaysia

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (603) 8605-3638

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ]   Accelerated Filer [  ]   Non-accelerated Filer [  ]   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2016
Common Stock, $.0001 par value	203,342,600

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2016 and December 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2016	December 31, 2015
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$698,269	$437,202
Accounts receivable	1,436	7,654
Inventories	35,780	2,060
Prepaid expenses and deposits	7,761	3,074
Income tax receivables	893	838
Total Current Assets	744,139	450,828

NON-CURRENT ASSETS
Property and equipment, net	48,721	42,604
Intangible assets, net	2,714	2,973
Total Non-Current Assets	51,435	45,577

TOTAL ASSETS	$795,574	$496,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payables	$17,960	$1,547
Other payables and accrued liabilities	58,932	55,971
Amount due to a director	29,710	171
Total Current Liabilities	106,602	57,689

NON- CURRENT LIABILITIES
Convertible notes payable	617,400	213,500

TOTAL LIABILITIES	$724,002	$271,189

STOCKHOLDERS’ EQUITY
Share capital	$20,334	$20,334
Additional paid in capital	279,296	279,296
Accumulated other comprehensive (losses)	(7,301)	(13,221)
Accumulated (losses)	(253,074)	(61,193)
TOTAL STOCKHOLDERS’ EQUITY	$39,255	$225,216
NON CONTROLLING INTEREST	32,317	-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$795,574	$496,405

See accompanying notes to consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and six months ended June 30, 2016 and 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
REVENUE	$68,479	$21,897	$95,869	$75,345

COST OF REVENUE	(53,386)	(16,868)	(63,407)	(43,301)

GROSS PROFIT	15,093	5,029	32,462	32,044

OTHER INCOME	7	-	7	-

SELLING AND DISTRIBUTION EXPENSES	(8,949)	(1,298)	(10,549)	(2,608)

GENERAL AND ADMINISTRATIVE EXPENSES	(98,899)	-	(131,611)	-

OPERATING EXPENSES	(27,308)	(17,333)	(77,653)	(65,988)

OTHER OPERATING EXPENSES	(5,288)	-	(9,739)	(9,938)

(LOSS) BEFORE INCOME TAX	(125,344)	(13,602)	(197,083)	(46,490)

INCOME TAX PROVISION	-	-	-	-

NET (LOSS)	$(125,344)	$(13,602)	$(197,083)	(46,490)
Non Controlling Interest	5,202	-	5,202	-
Other comprehensive income/(loss):
- Foreign currency translation adjustment	(5,363)	2,229	5,924	6,559

Comprehensive income/(loss)	(125,505)	(11,373)	(185,957)	(39,931)

Net income/(loss) per share- Basic and diluted	(0.00)	(1.45)	(0.00)	(4.95)

Weighted average number of common shares outstanding – Basic and diluted	203,342,600	9,392	203,342,600	9,392

See accompanying notes to consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2016 and 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(197,083)	$(46,490)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	9,401	6,528
Amortization for intangible assets	333	-
Changes in operating assets and liabilities:
Accounts payable	9,589	(105)
Accounts receivable	12,590	(8,489)
Other payables and accrued liabilities	704	9,251
Inventories	(32,745)	16,792
Prepaid expenses and deposits	(4,419)	(1,248)
Cash used in operating activities	(201,630)	(23,760)
Taxation refund	-	-
Taxation paid	-	595
Net cash used in operating activities	(201,630)	(23,166)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,693)	(2,229)
Intangible assets	-	(320)

Net cash used in investing activities	(12,693)	(2,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	403,900	-
Issuance of common stock	-	5
Capital contribution to subsidiaries/associates	120,144	-
Advances from directors	29,717	-

Net cash provided by financing activities	553,761	-

Effect of exchange rate changes on cash and cash equivalent	(78,371)	(1,524)

Net increase / (decrease) in cash and cash equivalents	261,067	(27,233)
Cash and cash equivalents, beginning of period	437,202	33,705
CASH AND CASH EQUIVALENTS, END OF PERIOD	$698,269	$6,471
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

DSwiss, Inc. is organized as a Nevada limited liability company, incorporated on May 28, 2015. For the purposes of financial statement presentation, DSwiss, Inc. and its subsidiaries are herein referred to as “the Company” or “we”. The principal activity of the Company and its subsidiaries is to supply high quality beauty products directly to clients through wholly owned subsidiaries. Our beauty supplies include, but are not limited to, beverages to assist in weight loss, anti-aging cream, and products designed to improve the overall health and wellness of clients.

We have historically conducted our business through DSwiss Sdn Bhd, a private limited liability company, incorporated in Malaysia. DSwiss Holding Limited, incorporated in Seychelles, is an investment holding company with 100% equity interest in DSwiss (HK) Limited, a company incorporated in Hong Kong, which subsequent hold 100% equity interest in DSwiss Sdn. Bhd. On August 31, 2015, DSwiss, Inc. was restructured to be the holding company parent to, and succeed to the operations of, DSwiss Holding Limited. The former unit holder of DSwiss Holding Limited became the unit holder of DSwiss, Inc. and DSwiss Holding Limited became a wholly-owned subsidiary of DSwiss, Inc. This transaction was accounted for as a transaction among entities under common control and the assets, liabilities, revenues and expenses of DSwiss Holding Limited were carried over to and combined with DSwiss, Inc. at historical cost, and as if the transfer occurred at the beginning of the period. Prior periods have been retrospectively adjusted for comparative purposes.

During the three months period ended June 30, 2016, we have invested in DSwiss Biotech Sdn Bhd, a Company incorporated in Malaysia, and owned 40% equity interest. We have invested in DS Asia Co., Ltd, incorporated in Thailand, and owned 49% equity interest. We have incorporated a new company namely DSwiss International Trading (Shenzhen) Limited in China, with 100% equity interest.

The Company, through its subsidiaries and its variable interest entities (“VIEs”), mainly supplies high quality beauty products. Details of the Company’s subsidiaries and associates:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	DSwiss Holding Limited	Seychelles, May 28, 2015	1 share of ordinary share of US$1 each	Investment holding	100%
2.	DSwiss (HK) Limited	Hong Kong, May 28, 2015	1 share of ordinary share of HK$1 each	Supply of beauty products	100%
3.	DSwiss Sdn Bhd	Malaysia, June 10, 2011	2 shares of ordinary share of RM 1 each	Supply of beauty products	100%
4.	DSwiss Biotech Sdn Bhd(1)	Malaysia, March 17, 2016	250,000 shares of ordinary share of RM 1 each	Supply of biotech products	40%
5.	DS Asia Co., Ltd(1)	Thailand, April 27,2016	20,000 shares of ordinary share of THB 1 each	Trading Beauty products	49%
6.	DSwiss International Trading (Shenzhen) Limited 德瑞絲國際貿易(深圳)有限公司	PRC, June 21, 2016	20,000 shares of ordinary share of RMB 1 each	Trading Beauty products	100%

(1) Based on the contractual arrangements between the Company and other investors, the Company has the power to direct the relevant activities of these entities unilaterally, and hence the Company has control over these entities.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The Company has adopted its fiscal year-end to be December 31.

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and its VIEs in which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated upon consolidation.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, the Company recognizes revenue from sales of goods when the following four revenue criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) selling price is fixed or determinable; and (4) collectability is reasonably assured.

Revenue from supplies of beauty products is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there was no sales return for the period reported.

Cost of revenue

Cost of revenue includes the purchase cost of retail goods for re-sale to customers and packing materials (such as boxes). It excludes purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of distribution network in cost of revenues.

Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses.

Shipping and handling fees are expensed as incurred for the three and six months ended June 30, 2016 were $669 and $1,488 respectively, while for the three and six months ended June 30, 2015 were $745 and $1,308 respectively.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Selling and distribution expenses

Selling and distribution expenses are primarily comprised of travelling and accommodation, transportation fees such as petrol, toll and parking and shipping and handling fees.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Inventories

Inventories consisting of products available for sell, are stated at the lower of cost or market value. Cost of inventory is determined using the first-in, first-out (FIFO) method. Inventory reserve is recorded to write down the cost of inventory to the estimated market value due to slow-moving merchandise and damaged goods, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks and rewards of the products purchased. Write downs are recorded in cost of revenues in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of plant, equipment and software are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Estimated useful lives
Computer and software	5 years
Furniture and Fittings	5 years
Office equipment	10 years
Rennovation	5 years

Expenditures for maintenance and repairs are expensed as incurred.

Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trademarks in Hong Kong, China, and Malaysia, which are amortized on a straight-line basis over a useful life of five years.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the three and six months ended June 30, 2016.

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company conducts major businesses in Malaysia and Hong Kong, and is expanding to China and Thailand. The Company is subject to tax in these jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Net income/(loss) per share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiaries and VIEs in Malaysia, Hong Kong, China and Thailand maintains their books and record in their local currency, Ringgits Malaysia (“RM”), Hong Kong Dollars (“HK$”), Chinese Renminbi (“RMB”) and Thai Baht (“THB”) respectively, which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

Translation of amounts from RM into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2016	2015

Period-end RM : US$1 exchange rate	4.03	3.78
Period-average RM : US$1 exchange rate	4.16	3.64
Period-end HK$ : US$1 exchange rate	7.75	7.75
Period-average HK$ : US$1 exchange rate	7.75	7.75
Period-end RMB : US$1 exchange rate	6.64	6.09
Period-average RMB : US$1 exchange rate	6.57	6.11
Period-end THB : US$1 exchange rate	35.11	33.77
Period-average THB : US$1 exchange rate	35.56	33.30

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, and accounts payable and approximate at their fair values because of the short-term nature of these financial instruments..

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended June 30, 2016, the Company operates in two reportable operating segment in Malaysia and Hong Kong.

Recent accounting pronouncements

FASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance. The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after January December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. ASU 2014-15 provides a definition of the term “substantial doubt” and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The guidance is effective for the annual periods ending after December 15, 2016 and interim periods thereafter with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. VIE STRUCTURE AND ARRANGEMENTS

On June 27, 2016, DSwiss (HK) Limited (“DSHK”) entered into a Management Services Agreement (the “Management Services Agreement I”) which entitles DSHK to substantially entitled to all of the economic benefits of DSwiss Biotech Sdn Bhd (“DSBT”) in consideration of services provided by DSHK to DSBT. Pursuant to the Management Services Agreement I, DSHK has the exclusive right to provide to DSBT management, financial and other services related to the operation of DSBT’s business, and DSBT is required to take all commercially reasonable efforts to permit and facilitate the provision of the services provided by DSHK. As compensation for providing the services, DSHK is entitled to receive a fee from DSBT, upon demand, equal to 100% of the annual net profits of DSBT during the term of the Management Services Agreement I. DSHK may also request, on ad hoc basis, quarterly payments of the aggregate fee, which payments will be credited against DSBT’s future payment obligations.

The Management Services Agreement I also provides DSHK, or its designee, with a right of first refusal to acquire all or any portion of the equity of DSBT upon any proposal by the sole shareholder of DSBT to transfer such equity. In addition, at the sole discretion of DSHK, DSBT is obligated to transfer to DSHK, or its designee, any part or all of the business, personnel, assets and operations of DSBT which may be lawfully conducted, employed, owned or operated by DSHK, including:

(a) business opportunities presented to, or available to DSBT may be pursued and contracted for in the name of DSHK rather than DSBT, and at its discretion, DSHK may employ the resources of DSBT to secure such opportunities;

(b) any tangible or intangible property of DSBT, any contractual rights, any personnel, and any other items or things of value held by DSBT may be transferred to DSHK at book value;

(c) real property, personal or intangible property, personnel, services, equipment, supplies and any other items useful for the conduct of the business may be obtained by DSHK by acquisition, lease, license or otherwise, and made available to DSBT on terms to be determined by agreement between DSHK and DSBT;

(d) contracts entered into in the name of DSBT may be transferred to DSHK, or the work under such contracts may be subcontracted, in whole or in part, to DSHK, on terms to be determined by agreement between DSHK and DSBT; and

(e) any changes to, or any expansion or contraction of, the business may be carried out in the exercise of the sole discretion of DSHK, and in the name of and at the expense of, DSHK; provided, however, that none of the foregoing may cause or have the effect of terminating (without being substantially replaced under the name of DSHK) or adversely affecting any license, permit or regulatory status of DSBT.

In addition, DSHK entered into certain agreements with Jervey Choon, (the “DSBT shareholder”), including

(i)	a Call Option Agreement allowing DSHK to acquire the shares of DSBT as permitted by Malaysia laws;

(ii)	a Shareholders’ Voting Rights Proxy Agreement that provides DSHK with the voting rights of the DSBT; and

(ii)	an Equity Pledge Agreement that pledges the shares in DSBT.

This VIE structure provides DSHK, a wholly-owned subsidiary of DSwiss Holding Limited, which is the wholly-owned subsidiary of DSwiss Inc, with control over the operations and benefits of DSBT without having a direct equity ownership in DSBT.

On June 27, 2016, DSHK entered into a Management Services Agreement (the “Management Services Agreement II”) which entitles DSHK to substantially entitled to all of the economic benefits of DS Asia Co., Ltd (“DSAC”) in consideration of services provided by DSHK to DSAC. Pursuant to the Management Services Agreement II, DSHK has the exclusive right to provide to DSAC management, financial and other services related to the operation of DSAC’s business, and DSAC is required to take all commercially reasonable efforts to permit and facilitate the provision of the services provided by DSHK. As compensation for providing the services, DSHK is entitled to receive a fee from DSAC, upon demand, equal to 100% of the annual net profits of DSAC during the term of the Management Services Agreement II. DSHK may also request, on ad hoc basis, quarterly payments of the aggregate fee, which payments will be credited against DSAC’s future payment obligations.

The Management Services Agreement II also provides DSHK, or its designee, with a right of first refusal to acquire all or any portion of the equity of DSAC upon any proposal by the sole shareholder of DSAC to transfer such equity. In addition, at the sole discretion of DSHK, DSAC is obligated to transfer to DSHK, or its designee, any part or all of the business, personnel, assets and operations of DSAC which may be lawfully conducted, employed, owned or operated by DSHK, including:

(a) business opportunities presented to, or available to DSAC may be pursued and contracted for in the name of DSHK rather than DSAC, and at its discretion, DSHK may employ the resources of DSAC to secure such opportunities;

(b) any tangible or intangible property of DSAC, any contractual rights, any personnel, and any other items or things of value held by DSAC may be transferred to DSHK at book value;

(c) real property, personal or intangible property, personnel, services, equipment, supplies and any other items useful for the conduct of the business may be obtained by DSHK by acquisition, lease, license or otherwise, and made available to DSAC on terms to be determined by agreement between DSHK and DSAC;

(d) contracts entered into in the name of DSAC may be transferred to DSHK, or the work under such contracts may be subcontracted, in whole or in part, to DSHK, on terms to be determined by agreement between DSHK and DSAC; and

(e) any changes to, or any expansion or contraction of, the business may be carried out in the exercise of the sole discretion of DSHK, and in the name of and at the expense of, DSHK; provided, however, that none of the foregoing may cause or have the effect of terminating (without being substantially replaced under the name of DSHK) or adversely affecting any license, permit or regulatory status of DSAC.

In addition, DSHK entered into certain agreements with each of Ms. Weraya Limpasuthum, Ms. Kanittha Tharanut, (collectively, the “DSAC shareholders”), including

(iv)	a Call Option Agreement allowing DSHK to acquire the shares of DSAC as permitted by Thailand laws;

(v)	a Shareholders’ Voting Rights Proxy Agreement that provides DSHK with the voting rights of the DSAC; and

(vi)	an Equity Pledge Agreement that pledges the shares in DSAC.

This VIE structure provides DSHK, a wholly-owned subsidiary of DSwiss Holding Limited, which is the wholly-owned subsidiary of DSwiss Inc, with control over the operations and benefits of DSAC without having a direct equity ownership in DSAC.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. PROPERTY AND EQUIPMENT

	2016	2015
Computers and software	$85,774	$79,266
Furniture and fittings	2,963	2,110
Office equipment	8,990	7,142
Renovation	9,638	-
Total property and equipment	$107,365	$88,518
Accumulated depreciation	(58,644)	(45,914)
Property and equipment, net	$48,721	$42,604

Depreciation expense for the three and six months ended June 30, 2016 were $4,950 and $9,401, respectively.

Depreciation expense for the three and six months ended June 30, 2015 were $3,253 and $6,528, respectively.

5. INTANGIBLE ASSETS

	2016	2015
Trademarks	$3,389	$3,315
Amortization	(675)	(342)
Intangible assets, net	$2,714	$2,973

Amortization for the three and six months ended June 30, 2016 was $248 and $333.

6. PREPAID EXPENSES AND DEPOSITS

	2016	2015
Prepaid expenses	$7,309	$2,650
Deposits	452	424
Total prepaid expenses and deposits	$7,761	$3,074

7. INVENTORIES

	2016	2015
Finished goods, at cost	$35,780	$2,060
Total inventories	$35,780	$2,060

8. OTHER PAYABLES AND ACCRUED LIABILITIES

	2016	2015
Other payables	$15,659	$38,372
Accrued audit fees	3,434	13,800
Accrued other expenses	609	876
Accrued professional fees	39,230	2,923
Total payables and accrued liabilities	$58,932	$55,971

9. CONVERTIBLE NOTES PAYABLE

For the three and six months period ended June 30, 2016, the Company received a total of $175,900 and $375,900 of convertible promissory notes, respectively, from accredited investors who reside in Malaysia, China, Hong Kong, Singapore and Taiwan. The conversion price of some convertible notes is $0.2 per share, while the remaining is $0.4 per share. The Convertible Notes bear no interest with a maturity of two years.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. INCOME TAXES

For the six months ended June 2016 and 2015, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	2016	2015

Tax jurisdictions from:
- Local	$(8,416)	$-
- Foreign, representing
Seychelles	(1,690)	-
Hong Kong	(85,794)	-
Malaysia	(81,186)	(46,490)
PRC	(10,510)	-
Thailand	(9,487)	-

Loss before income tax	$(197,083)	$(46,490)

The provision for income taxes consisted of the following:

	2016	2015
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong, Malaysia, PRC and Thailand that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income.

Malaysia

DSwiss Sdn Bhd and DSwiss Biotech Sdn Bhd is subject to Malaysia Corporate Tax, which is charged at the statutory income rate range from 20% to 25% on its assessable income.

PRC

DSwiss International Trading (Shenzhen) Limited is operating in the PRC subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%.

Thailand

DS Asia Co., Ltd is subject to the Corporate Income Tax governed by the Thailand Revenue Department. Companies and juristic partnerships with a paid-in capital not exceeding 5 million Thai baht (THB) at the end of any accounting period and income from the sale of goods and/or the provision of services not exceeding THB 30 million in any accounting period will be subject to tax range from 0% - 20%.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended June 30, 2016 and 2015, the customers who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2016	2015	2016	2015	2016	2015
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$14,325	-	21%	-	$1,074	-
Customer B	8,339	-	12%	-	-	-
	$22,664	-	33%	-	$1,074	-

For six months ended June 30, 2016 and 2015, the customers who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2016	2015	2016	2015	2016	2015
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$14,325	-	15%	-	$1,074	-
	$14,325	-	15%	-	$1,074	-

(b) Major vendors

For three months ended June 30, 2016 and 2015, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2016	2015	2016	2015	2016	2015
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$14,425	7,854	27%	46%	$9,739	-
Vendor B	8,066	-	15%	-	-	-
	$22,491	7,854	42%	46%	$9,739	-

For six months ended June 30, 2016 and 2015, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2016	2015	2016	2015	2016	2015
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$32,341	7,854	51%	18%	$9,739	-
Vendor B	24,275	-	38%	-	6,524	-
	$63,407	7,854	89%	18%	$16,263	-

All vendors are located in Malaysia.

(c) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain stable, therefore there is a possibility that the Company could post the same amount of income for two comparable periods and because of the fluctuating exchange rate actually post higher or lower income depending on exchange rate of RM converted to US$, HK$ converted into US$, RMB converted into US$ and THB converted into US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES

For the period three months ended June 30, 2016 and 2015, the Company entered into an agreement with an independent third party to lease office premises in Malaysia on a monthly basis, for the operations of the Company. The rent expense for the six months period ended June 30, 2016 and June 30, 2015 were $7,019 and $2,384 respectively.

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events “, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2016 up through the date was the Company presented these unaudited condensed financial statements.

For the period July 1, 2016 through August 12, 2016, the Company received a total of $21,000 of convertible promissory notes from accredited investors who reside in Malaysia with conversion price of the convertible notes is $0.4 per share. The Convertible Notes bear no interest with a maturity of two years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 Amendment No.8, dated July 20, 2016, for the year ended December 31, 2015 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.8, dated July 20, 2016 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

DSwiss, Inc., a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on May 28, 2015. DSwiss Holding Limited owns 100% of DSwiss (HK) Limited, a Hong Kong Company, which owns 100% of DSwiss Sdn Bhd, the operating Malaysia Company of which is described below. In 2016, DSwiss (HK) Limited invested in DSwiss Biotech Sdn Bhd, incorporated in Malaysia, and owned 40% equity interest. DSwiss (HK) Limited also invested in DS Asia Co., Ltd, incorporated in Thailand, and owned 49% equity interest. We have incorporated a new company namely DSwiss International Trading (Shenzhen) Limited in China, with 100% equity interest owned by DSwiss (HK) Limited.

Our Company is a beauty supply company formed with the goal of supplying high quality beauty products directly to our clients. Our beauty supplies include, but are not limited to, beverages to assist in burning and reducing fat, anti-aging creams, and products designed to improve the overall health and physical appearance of our clients. Currently we supply our products solely in Malaysia and Hong Kong, however we have intentions to expand to Singapore, Indonesia, Thailand, Macau and China in the next year, and subsequent to that we will make efforts to expand throughout the world.

At this time we operate exclusively online through our website: http://www.dswissbeauty.com/

Our company continuously strives to improve the already high standard of our goods and services through ongoing research and market development. We are going to penetrate into South East Asia markets through the recruitment of distributors and via the social media like Facebook and Instagram. We foresee to spend a substantial amount in marketing and advertising in the coming year. At DSwiss we are determined to bring new products to markets that we have not yet explored.

Products which meet the definition of a medicinal scope need to be registered with the Drug Control Authority (DCA), Ministry of Health Malaysia. Manufacturing, marketing, importation and the sale of unregistered products is a violation of the Drug Control Regulations and Cosmetics Act 1984 of Malaysia and enforcement action can be taken.

Among the products offered by DSwiss, “Coffee Plus”, “Kiwi Cell Detox” and “Triple Stem Cell” are not controlled by the DCA since the medicinal component of the products is no more than 20%.

For the remaining products offered by DSwiss, “Silk Mask”, “Coffee Slimming Scrub” and “Peppermint Slimming Gel” are classified as drug and cosmetic items and need to be registered with the DCA. These products have been approved by DCA with a validity period for 2 years starting from mid 2014.

We always strive to offer products as high quality as possible, and hope that this assurance from an esteemed regulatory body will also serve to prove our continuing commitment to providing quality goods.

Our expected growth is planned to occur primarily through the implementation of our social media marketing strategy. DSwiss already has a strong relationship with social media (eg. Facebook, Instagram and Wechat). The global presence social media has helped provide to us has been an invaluable resource, and as we continue to expand our business operations and spread our brand awareness we intend to primarily utilize social media to reach our customers. The benefits of social media are countless, but perhaps the most imperative to our future success is our ability to connect with customers directly, to receive their feedback almost instantaneously. On that note, the feedback we have received from our clients has been overwhelmingly positive, which has helped us to create a robust brand image.

While DSwiss has been focused almost exclusively upon pursuing operations within Asia, we do have plans to expand outward and become a household name across the world. Our strategy to do so going forward is by forming partnerships with local companies in various countries that may be willing to stock our products or promote them to their own customers. We believe that by forging strategic relationships and partnerships we can expand our operations across the globe at a greater pace and with greater certainty than we would if we tried to expand on our own.

Results of Operation

For the Three and Six Months Ended June 30, 2016 and June 30, 2015.

For the three and six months ended June 30, 2016, we realized revenue in the amount of $68,479 and $95,869 respectively, while for the three and six months ended June 30, 2015 we realized revenues in the amount of $21,897 and $75,345 respectively. Our gross profits for the three and six months ended June 30, 2016 were $15,093 and $32,462 respectively, which is greater than $5,029 and $32,044 for the three and six months ended June 30, 2015, respectively. We attribute the increase in revenue and gross profit to increase of market exposure and the introduction of new products in 2016. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

*Our gross margins may not be comparable to those of other entities, since some entities include all the costs related to their distribution network in cost of revenue. Our cost of revenue includes only the purchase cost of products and packing materials, and does not include any allocation of inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs associated with the distribution network.

Our net loss for the three and six months ended June 30, 2016 were $125,344 and $197,083 respectively, while for the three and six months ended June 30, 2015 were $13,602 and $46,490 respectively. We attribute this decrease due to additional cost incurred to increase product sales and market share.

For the six months ended June 30, 2016 our assets totaled $795,574 due to large increases in cash and cash equivalents. Besides the increase in sales over the six months ended June 30, 2016, the sale of convertible notes to accredited investors attributed to this cash increase via cash infusions. The accredited investors who provided these cash infusions are not our officers or directors, nor are they affiliates of the Company.

The introduction of Malaysia Goods & Services Tax (GST) is still has effect on the selling price and hence the revenue. Malaysia Goods & Services Tax of 6% was implemented on April 1, 2015. It causes the increase of selling price of products offered by the Company.

The cost of sales also increased because of the increase in revenue.

The increases in general and administrative expenses are a result of advertising, new company formation, preparation costs for listing on the OTC market, compliance costs as a public company.

Liquidity and Capital Resources

For the six months ended June 30, 2016, we had cash and cash equivalents of $698,269. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. For the six months ended June 30, 2016 we have meet these requirements primarily by issuance of our convertible promissory notes. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the six months ended June 30, 2016, net cash used in operating activities was $201,630, compared to net cash used of $23,165 in the prior year. The operating cash flow performance primarily reflects the increase in net loss due to increase in general and administrative expenses for new company formation and preparation costs for listing on the OTC, the increase in inventories and other payables and accrued liabilities.

Investing Activities

For the six months ended June 30, 2016, net cash used in investing activities was $12,693, reflecting the purchase of property and equipment. For the six months ended June 30, 2015, net cash used in investing activities was $2,549, reflecting the purchase of property and equipment, and trademark.

Financing Activities

For the six months ended June 30, 2016, net cash provided by financing activities was $553,761 sourced from proceeds of convertible notes payable and advances from directors.

For the six months ended June 30, 2016, the Company issued several convertible promissory notes (collectively the “Convertible Notes”) to 54 accredited investors in an aggregated principal amount of $375,900. The Convertible Notes bear no interest with a maturity of two years, due in 2017 & 2018. The principal is payable in a lump sum at maturity. The conversion price of thirty two notes is $0.2 per share, while the conversion price of remaining notes is $0.4 per share. The notes are convertible into shares of the Company’s common stock either 1) at the option of the holders, or 2) upon a Qualified Financing of the Company. The details are summarized as follows:

	Agreement Date	Maturity Date	Number of investors	Principal Amount	Conversion price
	1/10/2016	1/10/2018	1	20,000	0.20
	1/17/2016	1/17/2018	2	4,000	0.20
	1/22/2016	1/22/2018	10	42,000	0.20
	1/26/2016	1/26/2018	4	80,000	0.20
	1/27/2016	1/27/2018	1	2,000	0.20
	1/28/2016	1/28/2018	1	10,000	0.20
	1/29/2016	1/29/2018	5	38,000	0.20
	2/20/2016	2/20/2018	1	4,000	0.20
	4/1/2016	4/1/2018	7	49,900	0.20
	4/8/2016	4/8/2018	1	4,000	0.40
	4/27/2016	4/27/2018	9	52,000	0.40
	5/20/2016	5/20/2018	3	18,000	0.40
	6/4/2016	6/4/2018	3	28,000	0.40
	6/7/2016	6/7/2018	1	4,000	0.40
	6/14/2016	6/14/2018	1	4,000	0.40
	6/27/2016	6/27/2018	1	4,000	0.40
	6/28/2016	6/28/2018	1	4,000	0.40
	6/29/2016	6/29/2018	1	4,000	0.40
	6/30/2016	6/30/2018	1	4,000	0.40
Total	-	-	54	375,900	-

In the event that the Company issues and sells shares of its Equity Securities to investors (the “Investors”) on or before the date of the prepayment in full of this Note via equity financing resulting in gross proceeds to the Company of at least $800,000 (including the conversion of the Notes and other debt) (a “Qualified Financing”), then the unpaid principal balance of this Note shall automatically convert in whole without any further action by the Holder into such Equity Securities. The IPO offering will trigger automatic conversion of the Convertible Notes if the Company sells more than $800,000 of equity.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of the Convertible Notes since the sales of the Convertible Notes were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of property and equipment. Our capital expenditures for the six months periods ended June 30, 2016 was $12,693.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

For the period from November 2015 to June 30, 2016, the Company issued several convertible promissory notes (collectively the “Convertible Notes”) to 79 accredited investors in an aggregated principal amount of $617,400. The Convertible Notes bear no interest with a maturity of two years, due in 2017 & 2018. The principal is payable in a lump sum at maturity. The conversion price of two notes is $0.1 per share, the conversion price of fifty five notes is $0.2 per share, and the conversion price of twenty two notes is $0.4. The notes are convertible into shares of the Company’s common stock either 1) at the option of the holders, or 2) upon a Qualified Financing of the Company. The details are summarized as follows:

	Agreement Date	Maturity Date	Number of investors	Principal Amount	Conversion price
	11/19/2015	11/19/2017	2	28,000	0.10
	11/20/2015	11/20/2017	23	213,500	0.20
	1/10/2016	1/10/2018	1	20,000	0.20
	1/17/2016	1/17/2018	2	4,000	0.20
	1/22/2016	1/22/2018	10	42,000	0.20
	1/26/2016	1/26/2018	4	80,000	0.20
	1/27/2016	1/27/2018	1	2,000	0.20
	1/28/2016	1/28/2018	1	10,000	0.20
	1/29/2016	1/29/2018	5	38,000	0.20
	2/20/2016	2/20/2018	1	4,000	0.20
	4/1/2016	4/1/2018	7	49,900	0.20
	4/8/2016	4/8/2018	1	4,000	0.40
	4/27/2016	4/27/2018	9	52,000	0.40
	5/20/2016	5/20/2018	3	18,000	0.40
	6/4/2016	6/4/2018	3	28,000	0.40
	6/7/2016	6/7/2018	1	4,000	0.40
	6/14/2016	6/14/2018	1	4,000	0.40
	6/27/2016	6/27/2018	1	4,000	0.40
	6/28/2016	6/28/2018	1	4,000	0.40
	6/29/2016	6/29/2018	1	4,000	0.40
	6/30/2016	6/30/2018	1	4,000	0.40
Total	-	-	79	617,400	-

In the event that the Company issues and sells shares of its Equity Securities to investors (the “Investors”) on or before the date of the prepayment in full of this Note in an equity financing resulting in gross proceeds to the Company of at least $800,000 (including the conversion of the Notes and other debt) (a “Qualified Financing”), then the unpaid principal balance of this Note shall automatically convert in whole without any further action by the Holder into such Equity Securities. This offering will trigger automatic conversion of the Convertible Notes if the Company sells more than $800,000 of equity.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2016.

Recent accounting pronouncements

FASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance. The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception..

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after January December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. ASU 2014-15 provides a definition of the term “substantial doubt” and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The guidance is effective for the annual periods ending after December 15, 2016 and interim periods thereafter with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations

Additional Information

VIE STRUCTURE AND ARRANGEMENTS

On June 27, 2016, DSwiss (HK) Limited (“DSHK”) entered into a Management Services Agreement (the “Management Services Agreement I”) which entitles DSHK to substantially entitled to all of the economic benefits of DSwiss Biotech Sdn Bhd (“DSBT”) in consideration of services provided by DSHK to DSBT. Pursuant to the Management Services Agreement I, DSHK has the exclusive right to provide to DSBT management, financial and other services related to the operation of DSBT’s business, and DSBT is required to take all commercially reasonable efforts to permit and facilitate the provision of the services provided by DSHK. As compensation for providing the services, DSHK is entitled to receive a fee from DSBT, upon demand, equal to 100% of the annual net profits of DSBT during the term of the Management Services Agreement I. DSHK may also request ad hoc quarterly payments of the aggregate fee, which payments will be credited against DSBT’s future payment obligations.

The Management Services Agreement I also provides DSHK, or its designee, with a right of first refusal to acquire all or any portion of the equity of DSBT upon any proposal by the sole shareholder of DSBT to transfer such equity. In addition, at the sole discretion of DSHK, DSBT is obligated to transfer to DSHK, or its designee, any part or all of the business, personnel, assets and operations of DSBT which may be lawfully conducted, employed, owned or operated by DSHK, including:

(a) business opportunities presented to, or available to DSBT may be pursued and contracted for in the name of DSHK rather than DSBT, and at its discretion, DSHK may employ the resources of DSBT to secure such opportunities;

(b) any tangible or intangible property of DSBT, any contractual rights, any personnel, and any other items or things of value held by DSBT may be transferred to DSHK at book value;

(c) real property, personal or intangible property, personnel, services, equipment, supplies and any other items useful for the conduct of the business may be obtained by DSHK by acquisition, lease, license or otherwise, and made available to DSBT on terms to be determined by agreement between DSHK and DSBT;

(d) contracts entered into in the name of DSBT may be transferred to DSHK, or the work under such contracts may be subcontracted, in whole or in part, to DSHK, on terms to be determined by agreement between DSHK and DSBT; and

(e) any changes to, or any expansion or contraction of, the business may be carried out in the exercise of the sole discretion of DSHK, and in the name of and at the expense of, DSHK; provided, however, that none of the foregoing may cause or have the effect of terminating (without being substantially replaced under the name of DSHK) or adversely affecting any license, permit or regulatory status of DSBT.

In addition, DSHK entered into certain agreements with Jervey Choon, (the “DSBT shareholder”), including

(i)	a Call Option Agreement allowing DSHK to acquire the shares of DSBT as permitted by Malaysia laws;

(ii)	a Shareholders’ Voting Rights Proxy Agreement that provides DSHK with the voting rights of the DSBT; and

(iii)	an Equity Pledge Agreement that pledges the shares in DSBT.

This VIE structure provides DSHK, a wholly-owned subsidiary of DSwiss Holding Limited, which is the wholly-owned subsidiary of DSwiss Inc, with control over the operations and benefits of DSBT without having a direct equity ownership in DSBT.

On June 27, 2016, DSHK also entered into a Management Services Agreement (the “Management Services Agreement II”) which entitles DSHK to substantially entitled to all of the economic benefits of DS Asia Co., Ltd (“DSAC”) in consideration of services provided by DSHK to DSAC. Pursuant to the Management Services Agreement II, DSHK has the exclusive right to provide to DSAC management, financial and other services related to the operation of DSAC’s business, and DSAC is required to take all commercially reasonable efforts to permit and facilitate the provision of the services provided by DSHK. As compensation for providing the services, DSHK is entitled to receive a fee from DSAC, upon demand, equal to 100% of the annual net profits of DSAC during the term of the Management Services Agreement II. DSHK may also request ad hoc quarterly payments of the aggregate fee, which payments will be credited against DSAC’s future payment obligations.

The Management Services Agreement II also provides DSHK, or its designee, with a right of first refusal to acquire all or any portion of the equity of DSAC upon any proposal by the sole shareholder of DSAC to transfer such equity. In addition, at the sole discretion of DSHK, DSAC is obligated to transfer to DSHK, or its designee, any part or all of the business, personnel, assets and operations of DSAC which may be lawfully conducted, employed, owned or operated by DSHK, including:

(a) business opportunities presented to, or available to DSAC may be pursued and contracted for in the name of DSHK rather than DSAC, and at its discretion, DSHK may employ the resources of DSAC to secure such opportunities;

(b) any tangible or intangible property of DSAC, any contractual rights, any personnel, and any other items or things of value held by DSAC may be transferred to DSHK at book value;

(c) real property, personal or intangible property, personnel, services, equipment, supplies and any other items useful for the conduct of the business may be obtained by DSHK by acquisition, lease, license or otherwise, and made available to DSAC on terms to be determined by agreement between DSHK and DSAC;

(d) contracts entered into in the name of DSAC may be transferred to DSHK, or the work under such contracts may be subcontracted, in whole or in part, to DSHK, on terms to be determined by agreement between DSHK and DSAC; and

(e) any changes to, or any expansion or contraction of, the business may be carried out in the exercise of the sole discretion of DSHK, and in the name of and at the expense of, DSHK; provided, however, that none of the foregoing may cause or have the effect of terminating (without being substantially replaced under the name of DSHK) or adversely affecting any license, permit or regulatory status of DSAC.

In addition, DSHK entered into certain agreements with each of Ms. Wereya Limpasuthum, Ms. Kanittha Tharanut, (collectively, the “DSAC shareholders”), including

(iv)	a Call Option Agreement allowing DSHK to acquire the shares of DSAC as permitted by Thailand laws;

(v)	a Shareholders’ Voting Rights Proxy Agreement that provides DSHK with the voting rights of the DSAC; and

(vi)	an Equity Pledge Agreement that pledges the shares in DSAC.

This VIE structure provides DSHK, a wholly-owned subsidiary of DSwiss Holding Limited, which is the wholly-owned subsidiary of DSwiss Inc, with control over the operations and benefits of DSAC without having a direct equity ownership in DSAC.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the period from November 2015 to June 30, 2016, the Company issued several convertible promissory notes (collectively the “Convertible Notes”) to 79 accredited investors in an aggregated principal amount of $617,400. The Convertible Notes bear no interest with a maturity of two years, due in 2017 & 2018. The principal is payable in a lump sum at maturity. The conversion price of two notes is $0.1 per share, the conversion price of fifty five notes is $0.2 per share, and the conversion price of twenty two notes is $0.4. The notes are convertible into shares of the Company’s common stock either 1) at the option of the holders, or 2) upon a Qualified Financing of the Company. The details are summarized as follows:

	Agreement Date	Maturity Date	Number of investors	Principal Amount	Conversion price
	11/19/2015	11/19/2017	2	28,000	0.10
	11/20/2015	11/20/2017	23	213,500	0.20
	1/10/2016	1/10/2018	1	20,000	0.20
	1/17/2016	1/17/2018	2	4,000	0.20
	1/22/2016	1/22/2018	10	42,000	0.20
	1/26/2016	1/26/2018	4	80,000	0.20
	1/27/2016	1/27/2018	1	2,000	0.20
	1/28/2016	1/28/2018	1	10,000	0.20
	1/29/2016	1/29/2018	5	38,000	0.20
	2/20/2016	2/20/2018	1	4,000	0.20
	4/1/2016	4/1/2018	7	49,900	0.20
	4/8/2016	4/8/2018	1	4,000	0.40
	4/27/2016	4/27/2018	9	52,000	0.40
	5/20/2016	5/20/2018	3	18,000	0.40
	6/4/2016	6/4/2018	3	28,000	0.40
	6/7/2016	6/7/2018	1	4,000	0.40
	6/14/2016	6/14/2018	1	4,000	0.40
	6/27/2016	6/27/2018	1	4,000	0.40
	6/28/2016	6/28/2018	1	4,000	0.40
	6/29/2016	6/29/2018	1	4,000	0.40
	6/30/2016	6/30/2018	1	4,000	0.40
Total	-	-	79	617,400	-

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of the Convertible Notes since the sales of the Convertible Notes were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit No.	Description
10.1	Management Services Agreement, dated June 27, 2016, by and between DSwiss Biotech Sdn Bhd and DSwiss (HK) Limited*
10.2	Shareholders’ Voting Rights Proxy Agreement, dated June 27, 2016, by and among DSwiss Biotech Sdn Bhd , its shareholder and DSwiss (HK) Limited*
10.3	Equity Pledge Agreement, dated June 27, 2016, by and among DSwiss Biotech Sdn Bhd , its shareholder and DSwiss (HK) Limited*
10.4	Call Option Agreement, dated June 27, 2016, by and among DSwiss Biotech Sdn Bhd , its shareholder and DSwiss (HK) Limited*
10.5	Management Services Agreement, dated June 27, 2016, by and between DS Asia Co., Ltd and DSwiss (HK) Limited*
10.6	Shareholders’ Voting Rights Proxy Agreement, dated June 27, 2016, by and among DS Asia Co., Ltd, its shareholders and DSwiss (HK) Limited*
10.7	Equity Pledge Agreement, dated June 27, 2016, by and among DS Asia Co., Ltd, its shareholders and DSwiss (HK) Limited*
10.8	Call Option Agreement, dated June 27, 2016, by and among DS Asia Co., Ltd, its shareholders and DSwiss (HK) Limited*
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer *
32.1	Section 1350 Certification of principal executive officer *
32.2	Section 1350 Certification of principal financial officer *
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSWISS, INC.
(Name of Registrant)

Date: August 15, 2016

	By:	/s/ Leong Ming Chia
	Title:	Chief Executive Officer, President, Director
(Principal Executive Officer)

Date: August 15, 2016

	By:	/s/ Chua Lee Yee
	Title:	Chief Financial Officer, Secretary, Treasurer,
Director (Principal Financial Officer,
Principal Accounting Officer)

