Form 10-Q
period 2016-09-30
DSwiss Inc
filed 2016-11-14
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2016
Common Stock, $.0001 par value	203,940,100

2

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2016 and December 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2016	December 31, 2015
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Accounts receivable	$1,067	$7,654
Prepaid expenses and deposits	21,282	3,074
Inventories	28,675	2,060
Income tax receivables	870	838
Cash and cash equivalents	500,597	437,202
Total Current Assets	552,491	450,828

NON-CURRENT ASSETS
Property and equipment, net	55,270	42,604
Intangible assets, net	2,518	2,973
Total Non-Current Assets	57,788	45,577

TOTAL ASSETS	$610,279	$496,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payables	$10,108	$1,547
Other payables and accrued liabilities	32,549	55,971
Amount due to a director	4,605	171
Total Current Liabilities	47,262	57,689

NON- CURRENT LIABILITIES
Convertible notes payable	638,400	213,500

TOTAL LIABILITIES	$685,662	$271,189

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 203,352,600 and 203,342,600 shares issued and outstanding as of September 30, 2016 and December 31, 2015 respectively	20,335	20,334
Additional paid in capital	287,381	279,296
Accumulated other comprehensive (losses)	(13,548)	(13,221)
Accumulated deficit	(399,517)	(61,193)
TOTAL STOCKHOLDERS’ EQUITY	$(105,349)	$225,216
NON CONTROLLING INTEREST	29,966	-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$601,279	$496,405

See accompanying notes to consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and nine months ended September 30, 2016 and 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
REVENUE	$20,978	$16,748	$116,847	$92,093

COST OF REVENUE	(10,887)	(17,970)	(74,294)	(61,271)

GROSS PROFIT/(LOSS)	10,091	(1,222)	42,553	30,822

OTHER INCOME	-	-	7	59

SELLING AND DISTRIBUTION EXPENSES	(2,398)	(4,096)	(12,947)	(6,704)

GENERAL AND ADMINISTRATIVE EXPENSES	(106,000)	(40,777)	(237,611)	(40,777)

OPERATING EXPENSES	(42,848)	(6,092)	(120,501)	(74,896)

OTHER OPERATING EXPENSES	(6,680)	2,557	(16,419)	(3,971)

(LOSS) BEFORE INCOME TAX	(147,835)	(49,630)	(344,918)	(95,467)

INCOME TAX PROVISION	-	-	-	-

NET (LOSS)	$(147,835)	$(49,630)	$(344,918)	(95,467)
Non Controlling Interest	1,397	-	6,599	-
Other comprehensive income/(loss):
- Foreign currency translation adjustment	(6,251)	4,746	(327)	(5,900)

Comprehensive income/(loss)	(152,689)	(44,884)	(338,646)	(101,367)

Net income/(loss) per share- Basic and diluted	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average number of common shares outstanding – Basic and diluted	203,345,317	50,655,235	203,343,512	17,076,856

See accompanying notes to consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2016 and 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(344,918)	$(95,467)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	14,727	27,415
Amortization for intangible assets	497	-
Changes in operating assets and liabilities:
Accounts payable	655	359
Accounts receivable	12,901	(21,900)
Other payables and accrued liabilities	(23,653)	12,870
Inventories	(26,185)	12,307
Prepaid expenses and deposits	(5,964)	(485)
Cash used in operating activities	(371,940)	(64,901)
Taxation refund	-	-
Taxation paid	-	-
Net cash used in operating activities	(371,940)	(64,901)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(25,600)	-
Intangible assets	-	(2,527)

Net cash used in investing activities	(25,600)	(2,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	424,900	-
Issuance of common stock	8,086	279,296
Proceeds from non-controlling interest	35,876	-
Advances from directors	4,497	171

Net cash provided by financing activities	473,359	279,467

Effect of exchange rate changes on cash and cash equivalent	(12,424)	1,791

Net increase / (decrease) in cash and cash equivalents	63,395	213,830
Cash and cash equivalents, beginning of period	437,202	33,705
CASH AND CASH EQUIVALENTS, END OF PERIOD	$500,597	$247,535
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED September 30, 2016

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

During the nine months period ended September 30, 2016, we have invested in DSwiss Biotech Sdn Bhd, a Company incorporated in Malaysia, and owned 40% equity interest. We have invested in DS Asia Co., Ltd, incorporated in Thailand, and owned 49% equity interest. We have incorporated a new company namely DSwiss International Trading (Shenzhen) Limited in China, with 100% equity interest.

The Company, through its subsidiaries and its variable interest entities (“VIEs”), mainly supplies high quality beauty products. Details of the Company’s subsidiaries and associates:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	DSwiss Holding	Seychelles,	1 share of ordinary share	Investment holding	100%
	Limited	May 28, 2015	of US$1 each

2.	DSwiss (HK) Limited	Hong Kong,	1 share of ordinary share	Supply of beauty	100%
		May 28, 2015	of HK$1 each	products

3.	DSwiss Sdn Bhd	Malaysia,	2 shares of ordinary share	Supply of beauty	100%
		June 10, 2011	of RM 1 each	products

4.	DSwiss Biotech Sdn Bhd(1)	Malaysia,	250,000 shares of ordinary	Supply of biotech	40%
		March 17, 2016	share of RM 1 each	products

5.	DS Asia Co., Ltd(1)	Thailand,	20,000 shares of ordinary	Trading Beauty	49%
		April 27,2016	share of THB 1 each	products

6.	DSwiss International Trading (Shenzhen)	China, June 21, 2016	94,344 shares of ordinary share of RMB 1 each	Trading Beauty products	100%
	Limited 德瑞絲國際
	貿易(深圳)有限公司

(1) Based on the contractual arrangements between the Company and other investors, the Company has the power to direct the relevant activities of these entities unilaterally, and hence the Company has control over these entities.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED September 30, 2016

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

Revenue from supplies of beauty products is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there were no sales return for the period reported.

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

Shipping and handling fees are expensed as incurred for the three and nine months ended September 30, 2016 were $732 and $2,736 respectively, while for the three and nine months ended September 30, 2015 were $490 and $1,590 respectively.

Selling and distribution expenses

Selling and distribution expenses are primarily comprised of travelling and accommodation, transportation fees such as petrol, toll and parking and shipping and handling fees.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED September 30, 2016

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of property, equipment and software are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Estimated useful lives
Computer and software	5 years
Furniture and Fittings	5 years
Office equipment	10 years
Renovation	5 years

Expenditures for maintenance and repairs are expensed as incurred.

Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trademarks in Hong Kong, China, and Malaysia, which are amortized on a straight-line basis over a useful life of five years.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the three and nine months ended September 30, 2016.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED September 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The Company conducts major businesses in Malaysia and Hong Kong, and is expanding to China and Thailand. The Company is subject to tax in these jurisdictions. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

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

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

Translation of amounts from RM into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2016	2015

Period-end RM : US$1 exchange rate	4.13	4.46
Period-average RM : US$1 exchange rate	4.21	4.45
Period-end HK$ : US$1 exchange rate	7.75	7.75
Period-average HK$ : US$1 exchange rate	7.75	7.75
Period-end RMB : US$1 exchange rate	6.67	6.36
Period-average RMB : US$1 exchange rate	6.58	6.37
Period-end THB : US$1 exchange rate	34.66	36.44
Period-average THB : US$1 exchange rate	35.34	36.38

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, and accounts payable and approximate at their fair values because of the short-term nature of these financial instruments.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED September 30, 2016

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended September 30, 2016, the Company operates in two reportable operating segment in Malaysia and Hong Kong.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED September 30, 2016

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED September 30, 2016

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED September 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. PROPERTY AND EQUIPMENT

	2016	2015
Computers and software	$87,254	$79,266
Furniture and fittings	2,963	2,110
Office equipment	9,160	7,142
Renovation	18,573	-
Total property and equipment	$117,950	$88,518
Accumulated depreciation	(62,680)	(45,914)
Property and equipment, net	$55,270	$42,604

Depreciation expense for the three and nine months ended September 30, 2016 were $5,481 and $14,727, respectively.

Depreciation expense for the three and nine months ended September 30, 2015 were $3,253 and $9,781, respectively.

5. INTANGIBLE ASSETS

	2016	2015
Trademarks	$3,357	$3,315
Amortization	(839)	(342)
Intangible assets, net	$2,518	$2,973

Amortization for the three and nine months ended September 30, 2016 were $171 and $497, respectively.

Amortization for the three and nine months ended September 30, 2015 were $86 and $257, respectively.

6. PREPAID EXPENSES AND DEPOSITS

	2016	2015
Prepaid expenses	$20,830	$2,650
Deposits	452	424
Total prepaid expenses and deposits	$21,282	$3,074

7. INVENTORIES

	2016	2015
Finished goods, at cost	$28,675		$2,060
Total inventories	$28,675	$3	2,060

8. OTHER PAYABLES AND ACCRUED LIABILITIES

	2016	2015
Other payables	$13,821	$38,372
Accrued audit fees	2,500	13,800
Accrued other expenses	108	876
Accrued professional fees	16,120	2,923
Total payables and accrued liabilities	$32,549	$55,971

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED September 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. CONVERTIBLE NOTES PAYABLE

For the three and nine months period ended September 30, 2016, the Company received a total of $33,000 and $408,900 of convertible promissory notes, respectively, from accredited investors who reside in Malaysia, China, Hong Kong, Singapore and Taiwan. The conversion price of some convertible notes is $0.2 per share, while the remaining is $0.4 per share. The Convertible Notes bear no interest with a maturity of two years.

10. INCOME TAXES

For the nine months ended September 2016 and 2015, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	2016	2015

Tax jurisdictions from:
- Local	$(40,578)	$-
- Foreign, representing
Seychelles	(1,690)	-
Hong Kong	(148,732)	-
Malaysia	(123,913)	(95,467)
China	(17,779)	-
Thailand	(12,226)	-

Loss before income tax	$(344,918)	$(95,467)

The provision for income taxes consisted of the following:

	2016	2015
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong, Malaysia, China and Thailand that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED September 30, 2016

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

China

DSwiss International Trading (Shenzhen) Limited is operating in the China subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%.

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

11. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended September 30, 2016 and 2015, there were no customers who accounted for 10% or more of the Company’s revenues.

For the nine months ended September 30, 2016 and 2015, the customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balance at period-end are presented as follows:

	2016	2015	2016	2015	2016	2015
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$14,600	-	12%	-	$-	-
	$14,600	-	12%	-	$-	-

(b) Major vendors

For the three months ended September 30, 2016 and 2015, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2016	2015	2016	2015	2016		2015
	Purchases		Percentage of purchases		Accounts payable, trade

Vendor A	$9,227	18,490	42%	46%		$-	-
Vendor B	7,946	14,642	37%	21%		-	-
Vendor C	$4,078		19%		$
	$21,251	33,132	98%	67%		$-	-

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED September 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

For the nine months ended September 30, 2016 and 2015, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2016	2015	2016	2015	2016	2015
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$40,736	22,496	55%	44%	$-	-
Vendor B	$23,650	18,490	32%	36%	$744	-
	$64,386	40,986	87%	80%	$744	-

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

12. COMMITMENTS AND CONTINGENCIES

For the three months ended September 30, 2016 and 2015, the Company entered into an agreement with an independent third party to lease office premises in Malaysia on a monthly basis, for the operations of the Company. The rent expense for the nine months ended September 30, 2016 and September 30, 2015 were $11,747 and $1,344 respectively.

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2016 up through the date was the Company presented these unaudited condensed financial statements.

As of October 31, 2016, the Company has closed the initial public offering which commenced on August 8, 2016. The Company has sold an aggregate of 597,500 shares to the public at a price of $0.8 for total gross proceeds of $478,000.

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

At this time, we operate exclusively online through our website: http://www.dswissbeauty.com/.

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

For the remaining products offered by DSwiss, “Coffee Slimming Scrub”, “DSwiss EE Cream” and “DSwiss New Age Essence” are classified as drug and cosmetic items and need to be registered with the DCA. These products have been approved by DCA with a validity period for 2 years starting from end of December.

We always strive to offer products as high quality as possible, and hope that this assurance from an esteemed regulatory body will also serve to prove our continuing commitment to providing quality goods.

Our expected growth is planned to occur primarily through the implementation of our social media marketing strategy. DSwiss already has a strong relationship with social media (e.g. Facebook, Instagram and Wechat). The global presence social media has helped provide to us has been an invaluable resource, and as we continue to expand our business operations and spread our brand awareness we intend to primarily utilize social media to reach our customers. The benefits of social media are countless, but perhaps the most imperative to our future success is our ability to connect with customers directly, to receive their feedback almost instantaneously. On that note, the feedback we have received from our clients has been overwhelmingly positive, which has helped us to create a robust brand image.

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

Results of Operation

For the Three and Nine Months Ended September 30, 2016 and September 30, 2015.

For the three and nine months ended September 30, 2016, we realized revenue in the amount of $20,978 and $116,847 respectively, while for the three and nine months ended September 30, 2015 we realized revenues in the amount of $16,748 and $92,093 respectively. Our gross profits for the three and nine months ended September 30, 2016 were $10,091 and $42,553 respectively, which is higher than $(1,222) and $30,822 for the three and nine months ended September 30, 2015, respectively. We attribute the increase in revenue due to increase new customers and decrease of gross profit due to increase in purchase cost in 2016. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

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

Our net loss for the three and nine months ended September 30, 2016 were $147,835 and $344,918 respectively, while for the three and nine months ended September 30, 2015 were $49,630 and $95,467 respectively. We attribute this decrease due to additional cost incurred to increase product sales and develop new market share.

For the nine months ended September 30, 2016 our assets total $610,279 due to increases in cash and cash equivalents. Besides the increase in sales over the nine months ended September 30, 2016, the sale of convertible notes to accredited investors attributed to this cash increase via cash infusions. The accredited investors who provided these cash infusions are not our officers or directors, nor are they affiliates of the Company.

The introduction of Malaysia Goods & Services Tax (GST) is still has effect on the selling price and hence the revenue. Malaysia Goods & Services Tax of 6% was implemented on April 1, 2015. It causes the imposed GST tax on the selling price of products offered by the Company.

The cost of sales also increased because of the increase in revenue.

The increases in general and administrative expenses are results of advertising & promotion, cost on new company formation, listing cost on the OTC market and compliance costs as a public company.

Liquidity and Capital Resources

For the nine months ended September 30, 2016, we had cash and cash equivalents of $500,597. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. For the nine months ended September 30, 2016 we have meet these requirements primarily by issuance of our convertible promissory notes. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the nine months ended September 30, 2016, net cash used in operating activities was $371,940, compared to net cash used of $64,901 in the prior year. The operating cash flow performance primarily reflects the increase in net loss due to increase in general and administrative expenses for new company formation and preparation costs for listing on the OTC, the increase in inventories and the decrease in other payables and accrued liabilities.

Investing Activities

For the nine months ended September 30, 2016, net cash used in investing activities was $25,600, reflecting the purchase of property and equipment. For the nine months ended September 30, 2015, net cash used in investing activities was $2,527, reflecting the purchase of trademark.

Financing Activities

For the nine months ended September 30, 2016, net cash provided by financing activities was $473,359 sourced from proceeds of convertible notes payable and advances from directors.

For the nine months ended September 30, 2016, the Company issued several convertible promissory notes (collectively the “Convertible Notes”) to 60 accredited investors in an aggregated principal amount of $396,900. The Convertible Notes bear no interest with a maturity of two years, due in 2017 & 2018. The principal is payable in a lump sum at maturity. The conversion price of thirty-two notes is $0.2 per share, while the conversion price of remaining notes is $0.4 per share. The notes are convertible into shares of the Company’s common stock either 1) at the option of the holders, or 2) upon a Qualified Financing of the Company. The details are summarized as follows:

	Agreement Date	Maturity Date	Number of investors	Principal Amount	Conversion price
	1/10/2016	1/10/2018	1	20,000	0.20
	1/17/2016	1/17/2018	2	4,000	0.20
	1/22/2016	1/22/2018	10	42,000	0.20
	1/26/2016	1/26/2018	4	80,000	0.20
	1/27/2016	1/27/2018	1	2,000	0.20
	1/28/2016	1/28/2018	1	10,000	0.20
	1/29/2016	1/29/2018	5	38,000	0.20
	2/20/2016	2/20/2018	1	4,000	0.20
	4/1/2016	4/1/2018	7	49,900	0.20
	4/8/2016	4/8/2018	1	4,000	0.40
	4/27/2016	4/27/2018	9	52,000	0.40
	5/20/2016	5/20/2018	3	18,000	0.40
	6/4/2016	6/4/2018	3	28,000	0.40
	6/7/2016	6/7/2018	1	4,000	0.40
	6/14/2016	6/14/2018	1	4,000	0.40
	6/27/2016	6/27/2018	1	4,000	0.40
	6/28/2016	6/28/2018	1	4,000	0.40
	6/29/2016	6/29/2018	1	4,000	0.40
	6/30/2016	6/30/2018	1	4,000	0.40
	7/1/2016	7/1/2018	1	1,000	0.40
	7/11/2016	7/11/2018	1	4,000	0.40
	7/12/2016	7/12/2018	1	4,000	0.40
	7/14/2016	7/14/2018	1	4,000	0.40
	7/23/2016	7/23/2018	1	4,000	0.40
	8/1/2016	8/1/2018	1	4,000	0.40
Total	-	-	60	396,900	-

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

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4(a)(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of the Convertible Notes since the sales of the Convertible Notes were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of property and equipment. Our capital expenditures for the nine months periods ended September 30, 2016 was $25,600.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

For the period from November 2015 to September 30, 2016, the Company issued several convertible promissory notes (collectively the “Convertible Notes”) to 85 accredited investors in an aggregated principal amount of $638,400. The Convertible Notes bear no interest with a maturity of two years, due in 2017 & 2018. The principal is payable in a lump sum at maturity. The conversion price of two notes is $0.1 per share, the conversion price of fifty five notes is $0.2 per share, and the conversion price of twenty eight notes is $0.4. The notes are convertible into shares of the Company’s common stock either 1) at the option of the holders, or 2) upon a Qualified Financing of the Company. The details are summarized as follows:

	Agreement Date	Maturity Date	Number of investors	Principal Amount	Conversion price
	11/19/2015	11/19/2017	2	28,000	0.10
	11/20/2015	11/20/2017	23	213,500	0.20
	1/10/2016	1/10/2018	1	20,000	0.20
	1/17/2016	1/17/2018	2	4,000	0.20
	1/22/2016	1/22/2018	10	42,000	0.20
	1/26/2016	1/26/2018	4	80,000	0.20
	1/27/2016	1/27/2018	1	2,000	0.20
	1/28/2016	1/28/2018	1	10,000	0.20
	1/29/2016	1/29/2018	5	38,000	0.20
	2/20/2016	2/20/2018	1	4,000	0.20
	4/1/2016	4/1/2018	7	49,900	0.20
	4/8/2016	4/8/2018	1	4,000	0.40
	4/27/2016	4/27/2018	9	52,000	0.40
	5/20/2016	5/20/2018	3	18,000	0.40
	6/4/2016	6/4/2018	3	28,000	0.40
	6/7/2016	6/7/2018	1	4,000	0.40
	6/14/2016	6/14/2018	1	4,000	0.40
	6/27/2016	6/27/2018	1	4,000	0.40
	6/28/2016	6/28/2018	1	4,000	0.40
	6/29/2016	6/29/2018	1	4,000	0.40
	6/30/2016	6/30/2018	1	4,000	0.40
	7/1/2016	7/1/2018	1	1,000	0.40
	7/11/2016	7/11/2018	1	4,000	0.40
	7/12/2016	7/12/2018	1	4,000	0.40
	7/14/2016	7/14/2018	1	4,000	0.40
	7/23/2016	7/23/2018	1	4,000	0.40
	8/1/2016	8/1/2018	1	4,000	0.40
Total	-	-	85	638,400	-

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

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2016.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2016, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the period from November 2015 to September 30, 2016, the Company issued several convertible promissory notes (collectively the “Convertible Notes”) to 79 accredited investors in an aggregated principal amount of $638,400. The Convertible Notes bear no interest with a maturity of two years, due in 2017 & 2018. The principal is payable in a lump sum at maturity. The conversion price of two notes is $0.1 per share, the conversion price of fifty five notes is $0.2 per share, and the conversion price of twenty eight notes is $0.4. The notes are convertible into shares of the Company’s common stock either 1) at the option of the holders, or 2) upon a Qualified Financing of the Company. The details are summarized as follows:

	Agreement Date	Maturity Date	Number of investors	Principal Amount	Conversion price
	11/19/2015	11/19/2017	2	28,000	0.10
	11/20/2015	11/20/2017	23	213,500	0.20
	1/10/2016	1/10/2018	1	20,000	0.20
	1/17/2016	1/17/2018	2	4,000	0.20
	1/22/2016	1/22/2018	10	42,000	0.20
	1/26/2016	1/26/2018	4	80,000	0.20
	1/27/2016	1/27/2018	1	2,000	0.20
	1/28/2016	1/28/2018	1	10,000	0.20
	1/29/2016	1/29/2018	5	38,000	0.20
	2/20/2016	2/20/2018	1	4,000	0.20
	4/1/2016	4/1/2018	7	49,900	0.20
	4/8/2016	4/8/2018	1	4,000	0.40
	4/27/2016	4/27/2018	9	52,000	0.40
	5/20/2016	5/20/2018	3	18,000	0.40
	6/4/2016	6/4/2018	3	28,000	0.40
	6/7/2016	6/7/2018	1	4,000	0.40
	6/14/2016	6/14/2018	1	4,000	0.40
	6/27/2016	6/27/2018	1	4,000	0.40
	6/28/2016	6/28/2018	1	4,000	0.40
	6/29/2016	6/29/2018	1	4,000	0.40
	6/30/2016	6/30/2018	1	4,000	0.40
	7/1/2016	7/1/2018	1	1,000	0.40
	7/11/2016	7/11/2018	1	4,000	0.40
	7/12/2016	7/12/2018	1	4,000	0.40
	7/14/2016	7/14/2018	1	4,000	0.40
	7/23/2016	7/23/2018	1	4,000	0.40
	8/1/2016	8/1/2018	1	4,000	0.40
Total	-	-	85	638,400	-

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4(a)(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of the Convertible Notes since the sales of the Convertible Notes were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Management Services Agreement, dated June 27, 2016, by and between DSwiss Biotech Sdn Bhd and DSwiss (HK) Limited (1)

10.2	Shareholders’ Voting Rights Proxy Agreement, dated June 27, 2016, by and among DSwiss Biotech Sdn Bhd, its shareholder and DSwiss (HK) Limited (1)

10.3	Equity Pledge Agreement, dated June 27, 2016, by and among DSwiss Biotech Sdn Bhd , its shareholder and DSwiss (HK) Limited (1)

10.4	Call Option Agreement, dated June 27, 2016, by and among DSwiss Biotech Sdn Bhd , its shareholder and DSwiss (HK) Limited (1)

10.5	Management Services Agreement, dated June 27, 2016, by and between DS Asia Co., Ltd and DSwiss (HK) Limited (1)

10.6	Shareholders’ Voting Rights Proxy Agreement, dated June 27, 2016, by and among DS Asia Co., Ltd, its shareholders and DSwiss (HK) Limited (1)

10.7	Equity Pledge Agreement, dated June 27, 2016, by and among DS Asia Co., Ltd, its shareholders and DSwiss (HK) Limited (1)

10.8	Call Option Agreement, dated June 27, 2016, by and among DS Asia Co., Ltd, its shareholders and DSwiss (HK) Limited (1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer *

32.1	Section 1350 Certification of principal executive officer *

32.2	Section 1350 Certification of principal financial officer *

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

101.LAB	XBRL Label Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarter Report on Form 10-Q shall be deemed “furnished” and not “filed”.

(1) Filed as an exhibit to the Company’s Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSWISS, INC.
(Name of Registrant)

Date: November 14, 2016

	By:	/s/ Leong Ming Chia
	Title:	Chief Executive Officer, President, Director
(Principal Executive Officer)

Date: November 14, 2016

	By:	/s/ Chua Lee Yee
	Title:	Chief Financial Officer, Secretary, Treasurer,
Director (Principal Financial Officer,
Principal Accounting Officer)

