Form 10-K
period 2016-12-31
DSwiss Inc
filed 2017-03-30
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

(603) 8605-3638

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). YES [  ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter:

N/A.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2017
Common Stock, $.0001 par value	206,904,600

DSwiss, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “DSwiss” are references to DSwiss, Inc., a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Corporate History

DSwiss, Inc., a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on May 28, 2015.

DSwiss, Inc. operates through its wholly owned subsidiary, DSwiss Holding Limited, a Company organized under the laws of Seychelles.

The principal activity of the Company and its subsidiaries is to supply high-quality health and beauty products, including beverages to assist in weight management, anti-aging creams, and products designed to improve the overall health system in our body.

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

The Company, through its subsidiaries and its variable interest entities (“VIEs”), mainly supplies high quality beauty products. Details of the Company’s subsidiaries and associates:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held
1.	DSwiss Holding Limited	Seychelles, May 28, 2015	1 share of ordinary share of US$1 each	Investment holding	100%
2.	DSwiss (HK) Limited	Hong Kong, May 28, 2015	1 share of ordinary share of HK$1 each	Supply of beauty products	100%
3.	DSwiss Sdn Bhd	Malaysia, June 10, 2011	2 shares of ordinary share of RM 1 each	Supply of beauty products	100%
4.	DSwiss Biotech Sdn Bhd (1)	Malaysia, March 17, 2016	250,000 shares of ordinary share of RM 1 each	Supply of biotech products	40%
5.	DS Asia Co., Ltd (1)	Thailand, April 27,2016	20,000 shares of ordinary share of THB 25 each	Trading Beauty products	49%
6.	DSwiss International Trading (Shenzhen) Limited 德瑞絲國際 貿易(深圳)有限公司	PRC, June 21, 2016	199,886 shares of ordinary share of RMB 1 each	Trading Beauty products	100%

(1) Based on the contractual arrangements between the Company and other investors, the Company has the power to direct the relevant activities of these entities unilaterally, and hence the Company has control over these entities.

Business Overview

DSwiss is a premier biotech-nutraceutical company, supplying high-quality health and beauty products, including beverages to assist in weight management, anti-aging creams, and products designed to improve the overall health system in our body.

Since our establishment, our growth has been tremendous in Malaysia. From a mere selection of two (2) products, the company had expanded to eight (8) products by 2014. With the strong leadership of our company’s Chief Executive Officer; Vincent Leong, our products are now consumed around the world, such Malaysia, Singapore, Indonesia, Hong Kong, Macau and China. To date, we had expanded across ASEAN regions through the support of our distributors and determined to expand our geographical presence to markets that we have yet to explore.

At DSwiss, research and development is an ongoing effort whose purpose is to ensure our products on the forefront of quality and effectiveness. Equipped with state of the art machinery, our innovative research and development team are constantly exploring on new development and product lines that will enable us to provide the highest quality standard and remain competitive in the industry.

DSwiss’s products are certified and approved by the Ministry of Health (“MOH”) Malaysia. Due to the stringent requirements from MOH Malaysia, we strive to upkeep the highest possible standard in our products to provide assurance and as a prove of our continuing commitment to providing quality products.

We recognize the growing trend of social media and because of that, the management had decided to place a higher priority in social media for our marketing strategy. Coupled with the extensive networks we had built since our inception, the nature of our job has become easier and efficient to reach out to our clients. But, perhaps the most imperative to our success is the ability to connect with our customers and receive their feedback directly. From the feedback we received, we are able to understand better of our customer’s demand and make further improvements. As a result, our customers’ base has been growing exponentially and resulted in a robust brand image of our company.

Moving forward, we plan to form certain alliances and business partnerships with few selected local companies from various countries. We strongly believe a healthy business relationship is vital for one’s business expansion, and more importantly; growth. While DSwiss has always been focused on pursuing operations within ASEAN, we certainly hope to expand our brand and become a household name across the world in the future.

Our Products

D’Swiss Coffee Plus

D’Swiss Coffee Plus is a combination of high soluble fibre with rich antioxidant and five other natural ingredients for digestive health. Apart from cleansing your digestive system, the drink provides a soothing and refreshing sensation.

It’s Helps:

●	Reduce fat – reduces extra calories from your body fat and turn it into energy
●	Overcome hunger pangs – gives a fullness feeling to overcome hunger pangs
●	Digestive cleansing – detox toxins from the body
●	Natural & safe for consumption – lose weight the natural & healthy way

D’Swiss Kiwi Cell Detox

The benefits of kiwi include strengthens the body’s immune system, improves skin complexion, reduces blood pressure and prevents heart disease and stroke. D’Swiss Kiwi Cell Detox reduces the risk of getting gastrointestinal diseases such as Irritable stomach disorders and Dermatitis.

It’s Helps:

●	Detoxify and dispose waste and toxins
●	Neutralize stomach acid
●	Remove waste on the intestinal
●	Lose weight
●	Disinfectant intestinal mucosa

D’Swiss Triple Stem Cell

D’Swiss Triple Stem Cells focuses on stem cell and consists of three (3) types of cell’s combination which includes Apple Stem Cells, Blueberries Stem Cells and Mallow Stem Cells.

Apple Stem Cells are extracted from rare “Uttwiler Spatlauber” apples. There only 3 “Uttwiler Spatlauber” apple trees remaining in the world. It contains rich nutrients, protein, and amazing vitality of plant stem cells. It helps to protect and renew skin cells.

Blueberries contain powerful constituents by blocking the detrimental sugar-protein reactions that occur during skin glycation. It helps to rejuvenate skin cells and reduce wrinkles.

Mallow Stem Cells are the traditional medicine in Europe and it is extracted from marshmallow flower. It helps to moisturize and repair damaged skin cells

It’s Helps to Improve:

●	Deoxyribonucleic Acid (“DNA”) Repair
	i.	Repair cellular DNA
	ii.	Stimulate skin stem cells regeneration
●	Skin
	i.	Enhance collagen production in the body.
	ii.	Promote skin injury recovery
	iii.	Recondition dry or rough skin
	iv.	Reduce wrinkles
	v.	Skin repair & rejuvenation.
	vi.	“Oral Ultra Violet (“UV”) Protection”, to enhance whitening & moisturizes skin.
	vii.	Promote glowing skin
	viii.	Control melanin production which causes dull skin tone or pigmentation
	ix.	Reduce pores
	x.	Enhance skin flexibility
●	Breast Firming
●	Promote the growth of hairs and nails
●	Blood Circulation
	i.	Blood detoxification
	ii.	Strengthen blood vessel flexibility
●	Enhance brain cells for better memory
●	Renal
	i.	Better renal function
	ii.	Reduce Edema for better weight loss result
●	Hormone
	i.	Hormone balancing
	ii.	Regulate menstrual cycle and reduce menstrual pain

D’Swiss Silk Mask

The mask is made by natural silk which is akin to our human skin, making it like our “Second Skin. D’Swiss Silk Mask best suits for customers who have dry, damaged and sensitive skin. Silk contains 18 types of amino acids, helps to moisturize the skin, strengthens the skin elasticity as well as repairs skin cells. Also, it brightens the skin tone and restores the skin health of customers.

Unique Characteristics:

●	Safe and highly compatible with skin cell
●	Modulates moisture
●	Absorbs oil and sebum at the skin
●	Protect from UV rays
●	Anti-inflammation & hypoallergenic
●	Accelerates the regeneration of skin cells
●	Anti-oxidants & antibacterial effects
●	Stabilizes pigments and colorants

It’s Helps:

●	Replenish elastin and collagen tissue in our skin
●	A superb moisturizing ability which can eliminate fine lines and rejuvenates skin cell
●	Prevent the formation of melanin which helps skin whitening

D’Swiss Coffee Slimming Scrub

D’Swiss Coffee Slimming Scrub is an emulsion-based cleanser containing fine uniform particles, mainly used to remove dirt within the skin layers, through a gentle friction with skin. It is also used to exfoliate the skin to remove dead skin, smoothen the skin and promote skin metabolism.

This is a physical method to remove dead skin layer, so one must be gentle in the course of action. It is recommended to use a moisturizer after exfoliating to nourish the skin.

The product can be divided to face scrub or body scrub. Alternatively, we can use this product to remove dead skin at the joint of our body. The product also helps to eliminate excess fats and may apply to therapeutic use.

It’s Helps:

●	Full body detoxification
●	Relieves rheumatic pains or colds during confinement
●	Reduces scars and stretch marks
●	Minimize the appearance of cellulite
●	Exfoliate rough skin to smoother skin

D’Swiss Peppermint Slimming Gel

D’Swiss Peppermint Slimming Gel is an effective cooling agent which brings a cooling and refreshing feeling to the body. Peppermint is one of a commonly used Chinese herb to treat influenza, sore throat and other symptoms, and even weight loss! It provides the slimming effect of silhouette and soothing skin.

D’Swiss Peppermint Slimming Gel contains ingredients such as purified menthol (active thermo agent) to help activate cellular micro-circulation. It is also formulated with avant-garde plant extract to reduce stretch mark and scars.

It’s Helps:

●	Reduce body fat – peppermint is rich in menthol which could accelerate body circulation, reduce lipid, relieve bloating, and break down body fat for weight loss
●	Skincare – peppermint essential oil can be used in aromatherapy or to produce perfumes and cosmetics. It helps to protect the skin
●	Inhibition of hair growth – Turkish scientists had researched that people who drink two (2) cups of mint tea continuously for five days a week will reduce the level of male hormones and inhibit the growth of body hair
●	Reduce heat – Chinese medicine believes that mint has a pungent smell, with wind-dispersing heat effect and clears throat ailments
●	Relieve stress – peppermint contains essential oil, menthol, tannin and other substances, which can help to stabilize anger, frustration and other negative emotions. It also helps to eliminate fatigue, relieve and stress

D’Swiss New Age Essence

For younger and healthy looking skin.

The multi-action D’Swiss New Age Essence delivers skin-loving nutrients to moisten, brighten and revive tired looking skin. It brings a youthful vitality to your delicate skin and convenient to be used at anytime, anywhere and whenever you need.

The key active ingredient of the product, RoyalEpigen P5 which inspired by epigenetic science, this peptide mimics royal jelly to maximize its positive effects on the skin. It is a new and biologically-active peptide that activates skin regeneration and glow. Scientists discovered that epigenetic modification may passed down from one generation to the next by the technology of epigenetic science.

Additionally, PhytoCellTec™ is the technology used to generate and cultivate the key active ingredients, nunatak® stem cell and apple stem cell. PhytoCellTec™ has used the auto-repair function of plant stem cell to replicate a large number of new cells, and then continue to grow into stem cells. This stem cell is filled with regeneration growth factor and metabolic factor, which can enhance DNA repairing and slow down aging process. This is one of the remarkable anti-aging discoveries for this century.

It’s Helps:

●	Accelerates epidermal regeneration for a smooth skin
●	Activates the cellular cleaning process
●	Reveals a more even toned skin
●	Delays cell aging by applying new discoveries in epigenetic sciences
●	Reduces aging signs (fine lines / wrinkles)
●	Restores skin firmness / lifting effect
●	Replenishes skin moisture
●	Brightening effect
●	Restores skin luminosity
●	Skin refining & moisture retention

D’Swiss Enlighten Essence (“EE”) Cream

Brightened, Flawless, Even- toned.

This extraordinary Luminous White Cream is effective to cover skin imperfection, yet providing a natural look on skin throughout the day. It is a light and nourishing cream adapted to all skin types, to protect, conceal, and enlivens, dull looking complexions for a luminous complexion.

PhytoCellTec™ is the technology used to generate and cultivate the key active ingredients, nunatak® stem cell and apple stem cell. PhytoCellTec™ has used the auto-repair function of plant stem cell to replicate a large number of new cells, and then continue to grow into stem cells. This stem cell is filled with regeneration growth factor and metabolic factor, which can enhance DNA repairing and slow down aging process. This is one of the remarkable anti-aging discoveries for this century.

It’s Helps:

●	Improves the skin barrier functions and skin protection
●	Prevents premature skin aging
●	Preserves lipid balance
●	Skin softening
●	Restores skin luminosity/ skin radiance
●	Visible improvement of skin texture
●	Refines and reveals a brighter and even more translucent skin tone
●	Prevents skin imperfection
●	Minimizes pores

*References alluding to the efficacy and effects of our products are based on client testimonials.

*We have no expenditures or expenses relating to research and development of our products for our last two fiscal years. We have not internally developed any of our products. Rather we purchase our products from third party suppliers as we see fit and we rebrand them under the D’Swiss name. Any research efforts are with the intent to discover products we feel would be marketable to our customers and that we, in the Company’s opinion, feel are effective at carrying out the products intended purpose.

Future Plan

As mentioned previously our future plans include expanding to the appeal of the global market. In order to do so we will continue our marketing campaign through social media but plan to hire increased employees to support more online interaction with potential customers. We also plan to advertise online through physical advertisements that a user may be able to click on to learn more about us and our products. We believe we will need to hire an additional 4-5 employees to implement the aforementioned plan to increase our marketing presence. In additional to day to day operations we also plan to allocate funds to developing new product lines that may be more appealing to other markets. Such development will require market research and testing of physical products for overall effectiveness, not to mention approval by respective regulatory bodies in the areas such products will be sold. At this time, we have not yet identified the exact costs of obtaining approval to release particular kinds of products, and we can only estimate the costs of such, as well as the cost it will cost to both develop and release new products into the marketplace.

We plan to undergo a few mergers and acquisitions (M&A) with companies that create synergy effects with us. We combine certain natural relationship marketing synergies and enables the combined companies to increase the profitability by integration of technology research and cost saving. Our targeted M&A companies are from, but limited to, healthcare, bio-technology, beauty slimming and wellness, food science and related industries.

Marketing

Our marketing strategies are tailored for different group of clients in term of regions, countries, genders and cultures. Currently, we are selling our products in China, Hong Kong, Malaysia, Thailand, Singapore and Indonesia. By identifying the correct needs for each region, we can engage our customers more effectively and efficient.

In order to be successful in expanding client base, DSwiss uses various online marketing platforms to spread awareness of our services and find interested customers. In addition, we use more traditional methods by placing advertisements in print and paper magazines and newspapers. Once a sizeable client base has been acquired it is important that every single one feel that they are a priority to our company and to that end we intend to increase our staff as our workload increases to ensure that every customer is receiving exemplary service and sufficient attention for their varying needs.

Our expected growth is planned to occur primarily through the implementation cross media marketing. This approach increases our brand exposure and consumer’s awareness through a combination of various media that blends into the customer’s lifestyles. Subsequently, customers’ loyalty is fostered. Presently, DSwiss already has a strong relationship with social media (eg. Facebook, Instagram and Wechat). The global presence social media has helped provide to us has been an invaluable resource, and as we continue to expand our business operations and spread our brand awareness we intend to primarily utilize social media to reach our customers. The benefits of social media are countless, but perhaps the most imperative to our future success is our ability to connect with customers directly, to receive their feedback almost instantaneously. On that note, the feedback we have received from our clients has been overwhelmingly positive, which has helped us to create a robust brand image.

Competition

The industry in which DSwiss competes is highly competitive. Many Companies offer similar beauty products and services. We may be at a substantial disadvantage to our competitors who have more capital than we do to carry out operations and marketing efforts. We hope to maintain our competitive advantage by utilizing the experience, knowledge, and expertise of our current staff as well as offering exemplary our customer service.

Customers

For the year ended December 31, 2016, the Company has generated $137,181 revenue from clients under the ordinary course of business of Dswiss. The revenue mainly represented sales to agent and direct sales to clients on social media.

Employees

As of December 31, 2016, we have eight full time employees. Mr. Leong and Mr. Chua are our officers and directors that works full time.

Currently, all of our Officers and Directors all have the flexibility to work on our business up to 25 to 30 hours per week, but are prepared to devote more time if necessary.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our Officers, Directors or employees.

Government regulation

We are subject to the laws and regulations of the jurisdictions in which we operate, which may include business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and supervisory requirements.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our principal executive office is located at A-08-06, Tropicana Avenue, Tropicana Golf & Country Resort, 47410, Petaling Jaya, Selangor, Malaysia.

In November 2016, the Company obtained a loan in the principal amount of MYR84,587 (approximately $18,856) from Public Bank (Malaysia) Berhad, a financial institution in Malaysia, to finance the acquisition of a motor vehicle. The loan bears interest at the base lending rate less 3.94% per annum, is payable in 60 monthly instalments of MYR1,596 (approximately $356) each and matures in November 2021.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Presently, there is no public market for the common shares. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted. We cannot assure you that there will be a market for our common stock in the future.

Holders

As of December 31, 2016, we had 203,940,100 shares of our Common Stock par value, $.0001 issued and outstanding. There were 74 beneficial owners of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is VStock Transfer, LLC, with an address at 18, Lafayette Place, Woodmere, New York 11598 and telephone number is +1 (212)828-843.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Unregistered Sales of Equity Securities

For the year ended December 31, 2016, the Company issued several convertible promissory notes (collectively the “Convertible Notes”) to 60 accredited investors in an aggregated principal amount of $396,900. The Convertible Notes bear no interest with a maturity of two years, due in 2017 & 2018. The principal is payable in a lump sum at maturity. The conversion price of thirty-two notes is $0.2 per share, and the conversion price of twenty-eight notes is $0.4. The notes are convertible into shares of the Company’s common stock either 1) at the option of the holders, or 2) upon a Qualified Financing of the Company. The details are summarized as follows:

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

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

DSwiss is a beauty supply company formed with the goal of supplying high quality beauty products directly to our clients. Our beauty supplies include, but are not limited to, beverages to assist in burning and reducing fat, anti-aging creams, and products designed to improve the overall health and physical appearance of our clients. Currently we supply our products in Malaysia, Singapore, Thailand, Indonesia, Hong Kong and China. However, we have intentions to expand to Myanmar, Macau, Vietnam and Cambodia, and subsequent to that we will make efforts to expand throughout the world a premier biotech-nutraceutical company, supplying high-quality health and beauty products, including beverages to assist in weight management, anti-aging creams, and products designed to improve the overall health system in our body.

Since our establishment, our growth has been tremendous in Malaysia. From a mere selection of two (2) products, the company had expanded to eight (8) products by 2014. With the strong leadership of our company’s Chief Executive Officer; Vincent Leong, our products are now consumed around the world, such as Malaysia, Singapore, Thailand, Indonesia, Hong Kong and China. To date, we had expanded across ASEAN regions through the support of our distributors and determined to expand our geographical presence to markets that we have yet to explore.

At DSwiss, research and development is an ongoing effort whose purpose is to ensure our products on the forefront of quality and effectiveness. Equipped with state of the art machinery, our innovative research and development team are constantly exploring on new development and product lines that will enable us to provide the highest quality standard and remain competitive in the industry.

DSwiss’s products are certified and approved by the Ministry of Health (“MOH”) Malaysia. Due to the stringent requirements from MOH Malaysia, we strive to upkeep the highest possible standard in our products to provide assurance and as a prove of our continuing commitment to providing quality products.

We recognize the growing trend of social media and because of that, the management had decided to place a higher priority in social media for our marketing strategy. Coupled with the extensive networks we had built since our inception, the nature of our job has become easier and efficient to reach out to our clients. But, perhaps the most imperative to our success is the ability to connect with our customers and receive their feedback directly. From the feedback we received, we are able to understand better of our customer’s demand and make further improvements. As a result, our customers’ base has been growing exponentially and resulted in a robust brand image of our company.

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

As of December 31, 2016, and December 31, 2015, our accumulated deficit was $569,258 and $61,1933 respectively. Our stockholders’ equity was $195,251 and $225,216 respectively. We have so far generated $137,181 in revenue. Our losses were principally attributed to operating expenses, administrative and other operating expenses.

Results of Operations

For the year ended December 31, 2016 compared with the year ended December 31, 2015.

Revenues

The Company generated revenue of $137,181 for the year ended December 31, 2016 as compared to revenue of $154,965 for the year ended December 31, 2015. The revenue mainly represented the supplies of beauty products to the customers.

Cost of Revenue

Cost of revenue for the year ended December 31, 2016 amounted to $64,937 as compared to $83,928 for the year ended December 31, 2015. The cost mainly consists of purchase of products and packing materials.

Operating Expenses

Selling, general and administrative expenses for the year ended December 31, 2016 amounted to $394,867 as compared to $80,136 for the year ended December 31, 2015. The increase in the expenses were primarily consisted of comprised of incorporation costs for China, Malaysia and Thailand offices, recruitment of additional manpower, rental expenses and professional fees.

The discussion excludes other operating expenses presented in the Consolidated Statements of Operations and Comprehensive Loss.

Net Loss

The net loss for the year was $516,018 for the year ended December 31, 2016 as compared to $129,294 for the year ended December 31, 2015. The net loss mainly derived from the general and administrative expenses incurred. Furthermore, the reason for the loss was due to minimal revenue being generated for the year of 2016.

Liquidity and Capital Resources

As of December 31, 2016, we had working capital surplus of $763,665 consisting of cash on hand of $782,963 as compared to working capital of $393,139 and our cash of $437,202 as of December 31, 2015.

Net cash used in operating activities for the year ended December 31, 2016 was $522,806 as compared to net cash used in operating activities of $98,033 for the year ended December 31, 2015. The cash used in operating activities are mainly for incorporation cost, filing fees, professional fees, and general expenses.

Net cash used in investing activities for the year ended December 31, 2016 was $62,586 as compare to net cash of investing activities for the year ended, 2015 were $7,812. The cash used in investing activities are mainly for purchase of plant & equipment, and registered trademark.

Net cash provided by financing activities for the year ended December 31, 2016 was $955,100 as compared to $513,301 for the year ended December 31, 2015. The cash provided by financing activities is from proceeds from initial public offering.

The revenues, if any, generated from our current business operations alone may not be sufficient to fund our operations or planned growth. We will likely require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

Critical Accounting Policies and Estimates

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Revenue recognition

In accordance with the Accounting Standard Codification Topic 605 “Revenue Recognition” (“ASC 605”), the Company recognizes revenue when the following four criteria are met: (1) delivery has occurred or services rendered; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue.

Revenue from supplies of beauty products is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there was no sale return for the period reported.

Cost of revenues

Cost of revenues includes the purchase cost of retail goods for re-sale to customers and the packing materials (such as boxes). It excludes purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of distribution network in cost of revenues.

Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses.

Shipping and handling fees are expensed as incurred for the year ended December 31, 2016 were $3,117, while for the year ended December 31, 2015 were $1,590.

Selling, general and administrative expenses

Selling, general and administrative expenses are primarily comprised of travelling and accommodation fees such as petrol, toll and parking and shipping and handling fees.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of plant, equipment and software are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Estimated useful lives
Computer and software	5 years
Furniture and Fittings	5 years
Office equipment	10 years
Motor vehicle	5 years
Renovation	5 years

Expenditures for maintenance and repairs are expensed as incurred.

Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trademarks in Malaysia, Singapore, Thailand, Indonesia, Cambodia, Myanmar, Vietnam, Hong Kong and China which are amortized on a straight-line basis over a useful life of ten years.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the year ended December 31, 2016.

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

The Company conducts major businesses in Malaysia, Thailand, Hong Kong and China. The Company is subject to tax in these jurisdictions. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended December 31, 2016 and year ended December 31, 2015. The Company and its subsidiary are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Translation of amounts from RM into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2016	2015

Period-end RM : US$1 exchange rate	4.49	4.29
Period-average RM : US$1 exchange rate	4.39	3.89
Period-end HK$ : US$1 exchange rate	7.75	7.75
Period-average HK$ : US$1 exchange rate	7.75	7.75
Period-end RMB : US$1 exchange rate	6.94	6.49
Period-average RMB : US$1 exchange rate	6.72	6.31
Period-end THB : US$1 exchange rate	35.82	36.03
Period-average THB : US$1 exchange rate	35.91	34.52

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts payable and accrued liabilities, and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

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

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of such any pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follow:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact of the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

Off-Balance Sheet Arrangements

As of December 31, 2016, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located in PART IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2016.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at December 31, 2016, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

2.	We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

3.	We intend to add staff members to our management team for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2017.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Leong Ming Chia	34	President, Chief Executive Officer, Director
Chua Lee Yee	44	Chief Financial Officer, Treasurer, Secretary, Director
Cheng Zhee Long	32	Director
Heung Wing Wai	29	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Leong Ming Chia- President, Chief Executive Officer, Director

Mr. Leong achieved an Advanced Diploma of Microelectronics & Physics from TAR College in 2003 as well as a Bachelor’s Degree of Microelectronics & Physics from Campbell University in 2005. In 2007 Mr. Leong joined Tradenex, which is a subsidiary of the Federation of Malaysian Manufacturers, as part of their sales and marketing department. Mr Leong was responsible for developing a marketing plan, overseeing the execution and evaluating the results across B2B, B2C and retail sales channels in order to enable inter-enterprise connectivity, communication and collaboration along the business value chain. From March 2009 onward Mr. Leong was appointed as a committee member of Cross Border Business Association in Hong Kong, promoting cross border trade and opportunities. Since January 2012 Mr. Leong joined DSwiss Sdn Bhd as a Business Development Advisor where Mr Leong developed a set of marketing tool and is bringing the company from traditional sales model to e-commerce model. In September 2015, Mr. Leong was also appointed as the chief executive officer and director of the Company.

Mr. Leong’s experience in the marketing and business development have led the Board of Director to reach the conclusion that he should serve as a Director of the Company.

Chua Lee Yee- Chief Financial Officer, Treasurer, Secretary and Director

Mr. Chua graduated from FTMS College for Association of Chartered Certified Accountant (ACCA) major in Financial Accounting. From March 2006 to June 2010 Mr. Chua became the Finance Director for PT MAA Assurance where he prepared and updated the company’s corporate communication material in compliance with government authority and ensuring good corporate governance be implemented in the company. Shortly thereafter he was also awarded the positions of Supervisor for the following branches of PT MAA Assurance: Finance, Human Resources, Legal, Internal Audit, Investment, and Information Technology Department. From July 2010 to May 2012 Mr. Chua was appointed as a Managing Partner for BPO Services Sdn Bhd, where he managed outsourcing services and acted as liason with their partner firm. From June 2012 onwards he was appointed as Finance and Administrative Manager for CSAV Agencies (Malaysia) Sdn Bhd. Mr. Chua is still employed at CSAV. However, Mr. Chua has submitted his resignation request to CSAV and this will be effective at the end of June. Currently, Mr. Chua spends approximately 25 hours per week to our company.

Mr. Chua’s experience in the accounting industry as well as his knowledge in corporate governance have led the Board of Director to reach the conclusion that he should serve as a Director of the Company. In September 2015, Mr. Chua was also appointed as the chief financial officer, treasurer, secretary and director of the Company.

Cheng Zhee Long- Director

Mr. Cheng graduated from Southern College Malaysia in 2006 with a Major in Chinese Language and Literature. Despite his cerebral palsy, Mr. Cheng has achieved numerous awards throughout his career such as “Top 10 Malaysian Motivational Speaker” in 2006 and “Honorary Alumni” by Taiwan Soochow University in 2013.

Mr. Cheng started as a motivational speaker at the age of 20, sharing his life experiences in over 500 talks and seminars. He is frequently invited by renowned motivational speaker and trainer Wilson Lin to speak at his seminars in China.

Mr. Cheng is also a writer and marathon runner. He published his first book “Run To Win” in 2011. He participated and completed a number of marathons and holds the record of “Asian’s Cerebral Palsy 53km Marathon” organized by Adidas Sundown Marathon in 2009.

Mr. Cheng does not have any primary employment except as a writer since 2011 and as a speaker since 2006. In September 2015, Mr. Cheng was appointed as the director of the Company.

Mr. Cheng’s image as charity ambassador, which enhances the corporate social responsibility image of the Company led the Board of Director to reach the conclusion that he should serve as a Director of the Company.

Heung Wing Wai- Director

Mr. Heung achieved a Bachelor’s Degree in Business Administration and a Master’s Degree in Corporate Finance from the Hong Kong Polytechnic University in 2009 and 2015 respectively. Mr. Heung began working as a financial consultant at the asset management firm Alpha Wealth Management Limited in 2009. Subsequently Mr. Heung worked as a dealer at Haitong International Securities and Bright Smart Securities from December 2009 to March 2014. These companies are securities firms dealing in securities, future contracts, leveraged foreign exchange and bullion. In April 2014 Mr. Heung was a consultant of Banco Espírito Santo do Oriente in Macau until April 2015. In 2015, Mr. Heung has worked for various businesses as a consultant and advisor, specialized in corporate advisory and financial products. In May 2015, Mr. Heung was appointed as the director of the Company.

Mr. Heung’s experience in the financial industry as well as his advisory role have led the Board of Director to reach the conclusion that he should serve as a Director of the Company.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believes that it is not necessary to have such committees, at this time, because the Directors can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

Audit committee financial expert means a person who has the following attributes:

(1)	An understanding of generally accepted accounting principles and financial statements;
(2)	Experience applying such generally accepted accounting principles in connection with the accounting for estimates, accruals, and reserves that are generally comparable to the estimates, accruals and reserves, if any, used in the registrant’s financial statements;
(3)	Experience preparing or auditing financial statements that present accounting issues that are generally comparable to those raised by the registrant’s financial statements;
(4)	Experience with internal controls and procedures for financial reporting; and
(5)	An understanding of audit committee functions.

Currently, our company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors because given the early stage of our business development, it is costly to retain an independent Director who qualify as an audit committee financial expert. However, we expect, in the foreseeable future, to form such a committee composed of our non-employee directors. We may attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person. The audit committee’s duties will be to recommend to our company’s board of directors the engagement of an independent registered public accounting firm to audit our company’s financial statements and to review our company’s accounting and auditing principles.

Involvement in Certain Legal Proceedings

Our Directors and our Executive officers have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the period December 31, 2016, for services rendered in all capacities to us.

Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leong Ming Chia, President, Chief Executive Officer, and Director (1)	For the year ended December 31, 2016	128,750	-	-	-	-	-	-	128,750
	For the year ended December 31, 2015	29,495	-	-	-	-	-	-	29,495

Chua Lee Yee, Chief Financial Officer, Treasurer, Secretary, and Director (2)	For the year ended December 31, 2016	13,375	-	-	-	-	-	-	13,375
	For the year ended December 31, 2015	-	-	-	-	-	-	-	-

(1)	On September 8, 2015 Leong Ming Chia was appointed Chief Executive Officer, President and a member of our Board of Directors.
(2)	On September 8, 2015 Chua Lee Yee was appointed Chief Financial Officer, Chief Accounting Officer, Treasurer, and a member of our Board of Director.
(3)	On May 28, 2015 Heung Wing Wai was appointed a member of our Board of Director.
(4)	On September 10, 2015 Cheng Zhee Long was appointed a member of our Board of Director.

Narrative Disclosure to Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2016.

Name and Principle Position	Period	Fee ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leong Ming Chia, President, Chief Executive Officer, and Director (1)	For the year ended December 31, 2016	18,000	-	-	-	-	-	-	18,000
	For the year ended December 31, 2015	-	-	-	-	-	-	-	-

Chua Lee Yee, Chief Financial Officer, Treasurer, Secretary, and Director (2)	For the year ended December 31, 2016	-	-	-	-	-	-	-	-
	For the year ended December 31, 2015	-	-	-	-	-	-	-	-

Cheng Zhee Long, Director (3)	For the year ended December 31, 2016	-	-	-	-	-	-	-	-
	For the year ended December 31, 2015	-	-	-	-	-	-	-	-

Heung Wing Wai, Director (4)	For the year ended December 31, 2016	-	-	-	-	-	-	-	-
	For the year ended December 31, 2015	-	-	-	-	-	-	-	-

(1)	On September 8, 2015 Leong Ming Chia was appointed Chief Executive Officer, President and a member of our Board of Directors.
(2)	On September 8, 2015 Chua Lee Yee was appointed Chief Financial Officer, Chief Accounting Officer, Treasurer, and a member of our Board of Director.
(3)	On May 28, 2015 Heung Wing Wai was appointed a member of our Board of Director.
(4)	On September 10, 2015 Cheng Zhee Long was appointed a member of our Board of Director.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Presently only Leong Ming Chia receives fee for his service as a member of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2016, the Company has 203,940,100 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of March 30, 2017 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Shareholders(1)	Amount and Nature of Shareholders Ownership	Percent of Class

Common Stock	Leong Ming Chia (i), (ii), (iii)	140,000,000	67.66%

Common Stock	Chua Lee Yee (ii), (iii)	250,000	0.12%

Common Stock	Cheng Zhee Long (ii)	100,000	0.05%

Common Stock	Heung Wing Wai (ii)	100,000	0.05%

Common Stock	All of the officers and directors as a group (iv)	140,450,000	67.88%

Common Stock	Greenpro Venture Capital Limited (i) Omc Offices, Babrow Building, The Valley, Ai-2640, Anguilla, Bwi	60,000,000	29.00%

(1)	Except as otherwise set forth below, the address of each beneficial owner is A-08-06, Tropicana Avenue, Tropicana Golf & Country Resort, 47410, Petaling Jaya, Selangor, Malaysia.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (206,904,600 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(3)	Based on the total issued and outstanding shares of 206,904,600 as of the date of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On May 28, 2015, Mr. Heung Wing Wai was appointed as Chief Executive Officer, and as a member of our Board of Directors. Additionally, on May 28, 2015, the company issued 50,000 shares of restricted common stock, each with a par value of $0.0001 per share, to Mr. Heung for initial working capital of $5.

On August 31, 2015, DSwiss, Inc. exchanged 50,000 shares of our restricted common stock at par value of $0.0001 with 100% of the common stock of what is now our wholly owned subsidiary, DSwiss Holding Limited. The consideration was in form of shares and equivalent to the amount of $5 and was issued to Mr. Heung. DSwiss Holding Limited is now our wholly owned subsidiary which shares our exact business plan of which we operate through exclusively at this time.

On September 8, 2015, the company issued 140,000,000 and 60,000,000 shares of restricted common stock to Mr. Leong Ming Chia and Greenpro Venture Capital Limited respectively, each with a par value of $0.0001 per share, for additional working capital of $20,000.

On September 8, 2015, Mr. Heung resigned from all officers positions. Subsequently, Mr. Leong Ming Chia was appointed Chief Executive Officer and as a member of our Board of Directors. Mr. Chua Lee Yee was appointed Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, and as a member of our Board of Director.

On September 10, 2015, the company issued 250,000, 100,000 and 100,000 shares of restricted common stock to Mr. Chua Lee Yee, Mr. Cheng Zhee Long and Ms. Ng Siew Yen respectively, each at a price of $0.001 per share, for additional working capital of $450.

On September 10, 2015, Mr. Cheng Zhee Long was appointed as a director.

On September 15, 2015 the Company sold shares to 55 shareholders, of whom reside in Hong Kong, China and Malaysia. A total of 2,792,600 shares of restricted common stock were sold at a price of $0.1 per share. The total proceeds to the Company amounted to a total of $279,260.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4(a)(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Related Party Transactions

Related party transaction amounted of $26,400 and $13,800 for the year ended December 31, 2016 and December 31, 2015 respectively for professional services provided by a subsidiary of the holding company of our corporate shareholder, Greenpro Venture Capital Limited.

On November 22, 2016, the Company purchased a motor vehicle from Leong Ming Chia, whom is our Chief Executive Officer, President, Director for value of MYR134,587 (approximately $30,002).

The related party transaction is generally transacted in an arm-length basis at the current market value in the normal course of business.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Director Independence

Our board of directors is currently composed of four members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Weld Asia Associates, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	For the year ended December 31, 2016	For the year ended December 31, 2015
Audit fees	$14,300	$2,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$14,300	$2,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of DSwiss, Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer*

99.1	Shareholder List*

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.8 (File No. 333-208083) on July 20, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSWISS, INC.
(Name of Registrant)

Date: March 30, 2017

	By:	/s/ Leong Ming Chia
	Title:	Chief Executive Officer, President, Director
(Principal Executive Officer)

Date: March 30, 2017

	By:	/s/ Chua Lee Yee
	Title:	Chief Financial Officer, Secretary, Treasurer,
Director (Principal Financial Officer,
Principal Accounting Officer)

WELD ASIA ASSOCIATES (AF2026)

(Registered with US PCAOB and Malaysia MIA)

Block C-3-2, Megan Avenue 1,

189, off Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia.

T       : (603) 2171 2928; (603) 2181 8258

E       : info@weldaudit.com

W       : www.weldaudit.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

DSWISS, INC.

We have audited the accompanying consolidated balance sheets of DSwiss, Inc. (“the Company”) as of December 31, 2016 and December 31, 2015 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DSwiss, Inc. as of December 31, 2016 and December 31, 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WELD ASIA ASSOCIATES
WELD ASIA ASSOCIATES

Date: March 23, 2017
Kuala Lumpur, Malaysia

DSWISS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 and 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$782,963	$437,202
Trade receivables	2,878	7,654
Prepayment and deposit	17,143	3,074
Income tax receivables	803	838
Inventories	33,582	2,060

Total current assets	837,369	450,828

NON-CURRENT ASSETS
Property and equipment, net	75,005	42,604
Intangible assets, net	9,855	2,973
	84,860	45,577

TOTAL ASSETS	$922,229	$496,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,025	$1,547
Other payables and accrued liabilities	39,558	55,971
Hire purchase creditor	3,045	-
Amounts due to a director	18,685	171
Convertible notes payable	638,400	-

Total current liabilities	704,713	57,689

NON-CURRENT LIABILITIES
Hire purchase creditor	14,874	-
Convertible notes payable	-	213,500

TOTAL LIABILITIES	719,587	271,189

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 203,940,100 and 203,342,600 shares issued and outstanding as of December 31, 2016 and 2015 respectively	20,394	20,334
Additional paid-in capital	757,322	279,296
Accumulated other comprehensive losses	(38,420)	(13,221)
Accumulated deficit	(569,258)	(61,193)

TOTAL DSWISS, INC. STOCKHOLDERS’ EQUITY	170,038	225,216
NON-CONTROLLING INTEREST	32,604	-
TOTAL STOCKHOLDERS’ EQUITY	202,642	225,216

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$922,229	$496,405

See accompanying notes to consolidated financial statements.

DSWISS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended December 31, 2016	For the year ended December 31, 2015
REVENUE	$137,181	$154,965

COST OF REVENUE	(64,937)	(83,928)

GROSS PROFIT	72,244	71,037

OTHER INCOME	13	107

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(394,867)	(80,136)

OPERATING EXPENSES	(170,199)	(102,018)

OTHER OPERATING EXPENSES	(23,209)	(18,310)

LOSS BEFORE INCOME TAX	(516,018)	(129,320)

INCOME TAXES PROVISION	-	26

NET LOSS	$(516,018)	$(129,294)

Non-Controlling Interest	7,953	-

Other comprehensive income/(loss):
- Foreign exchange adjustment gain	(25,199)	(8,102)
COMPREHENSIVE LOSS	$(533,264)	$(137,396)

Net loss per share- Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	203,457,000	64,026,030

See accompanying notes to consolidated financial statements.

DSWISS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED	ACCUMULATED	NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	SURPLUS/ (DEFICIT)	CONTROLLING NTEREST	TOTAL EQUITY
Balance as of January 1, 2015	2	$1	-	$(5,119)	$68,101	$-	$62,983
Elimination	(2)	(1)					(1)
Shares issued for founder’s shares	50,000	5	-	-	-	-	5
Acquisition of transactions under common control – DSwiss Holding Limited and DSwiss (HK) Limited	-	-	(86)	-	-	-	(86)
Shares issued for acquisition of DSwiss Holding Limited	50,000	5	(4)	-	-	-	1
Issuance of share capital - additional founders’ shares	200,000,000	20,000	-	-	-	-	20,000
Issuance of shares for working capital	450,000	45	405	-	-	-	450
Shares issued in private placement completed on September 15, 2015 at $0.10 per share	2,792,600	279	278,981	-	-	-	279,260
Foreign currency translation adjustment	-	-	-	(8,102)	-	-	(8,102)
Net loss	-	-	-	-	(129,294)		(129,294)
Balance as of December 31, 2015	203,342,600	$20,334	$279,296	$(13,221)	$(61,193)	$-	$225,216
Paid in capital at $0.80 per share	597.500	60	477,940	-	-	-	478,000
Net loss for the year	-	-	-	-	(508,065)	(7,953)	(516,018)
Reinstate additional paid up	-	-	86	-	-	-	86
Acquisition of subsidiaries						40,557	40,557
Foreign currency translation adjustment	-	-	-	(25,199)	-	-	(25,199)
Balance as of December 31, 2016	203,940,100	$20,394	$757,322	$(38,420)	$(569,258)	$32,604	$202,642

See accompanying notes to consolidated financial statements

DSWISS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended December 31, 2016	For the year ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(516,018)	$(129,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,804	18,647
- Amortization for intangible assets	687	-
Changes in operating assets and liabilities:
Accounts receivable	12,692	(7,650)
Accounts payable	(3,214)	442
Inventories	(32,172)	13,403
Other payables and accrued liabilities	(15,404)	7,953
Prepayment and deposits	(16,671)	(1,165)
Cash used in operating activities	(550,296)	(97,664)
Taxation refund	-	555
Taxation paid	-	(924)
Net cash used in operating activities	(550,296)	(98,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(54,966)	(4,371)
Intangible assets	(7,620)	(3,441)

Net cash used in investing activities	(62,586)	(7,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from directors	18,922	171
Proceed from issuance of common stock	478,000	299,630
Proceeds from hire purchase finance	17,919	-
Proceeds from non-controlling interest	41,268	-
Proceeds from issuance of convertible notes payable	424,900	213,500

Net cash provided by financing activities	981,009	513,301

Effect of exchange rate changes on cash and cash equivalent	(22,366)	(3,959)

Net change in cash and cash equivalents	345,761	403,497
Cash and cash equivalents, beginning of year	437,202	33,705

CASH AND CASH EQUIVALENTS, END OF YEAR	$782,963	$437,202
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

DSwiss, Inc., a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on May 28, 2015.

DSwiss, Inc. operates through its wholly owned subsidiary, DSwiss Holding Limited, a Company organized under the laws of Seychelles.

The principal activity of the Company and its subsidiaries is to supply high-quality health and beauty products, including beverages to assist in weight management, anti-aging creams, and products designed to improve the overall health system in our body.

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

The Company, through its subsidiaries and its variable interest entities (“VIEs”), mainly supplies high quality beauty products. Details of the Company’s subsidiaries and associates:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	DSwiss Holding Limited	Seychelles, May 28, 2015	1 share of ordinary share of US$1 each	Investment holding	100%
2.	DSwiss (HK) Limited	Hong Kong, May 28, 2015	1 share of ordinary share of HK$1 each	Supply of beauty products	100%
3.	DSwiss Sdn Bhd	Malaysia, June 10, 2011	2 shares of ordinary share of RM 1 each	Supply of beauty products	100%
4.	DSwiss Biotech Sdn Bhd(1)	Malaysia, March 17, 2016	250,000 shares of ordinary share of RM 1 each	Supply of biotech products	40%
5.	DS Asia Co., Ltd (1)	Thailand, April 27,2016	20,000 shares of ordinary share of THB 25 each	Trading Beauty products	49%
6.	DSwiss International Trading (Shenzhen) Limited 德瑞絲國際貿易(深圳)有限公司	PRC, June 21, 2016	199,886 shares of ordinary share of RMB 1 each	Trading Beauty products	100%

(1) Based on the contractual arrangements between the Company and other investors, the Company has the power to direct the relevant activities of these entities unilaterally, and hence the Company has control over these entities.

Business Overview

DSwiss is a premier biotech-nutraceutical company, supplying high-quality health and beauty products, including beverages to assist in weight management, anti-aging creams, and products designed to improve the overall health system in our body.

Since our establishment, our growth has been tremendous in Malaysia. From a mere selection of two (2) products, the company had expanded to eight (8) products by 2014. With the strong leadership of our company’s Chief Executive Officer; Vincent Leong, our products are now consumed around the world, such Malaysia, Singapore, Indonesia, Hong Kong, Macau and China. To date, we had expanded across ASEAN regions through the support of our distributors and determined to expand our geographical presence to markets that we have yet to explore.

At DSwiss, research and development is an ongoing effort whose purpose is to ensure our products on the forefront of quality and effectiveness. Equipped with state of the art machinery, our innovative research and development team are constantly exploring on new development and product lines that will enable us to provide the highest quality standard and remain competitive in the industry.

DSwiss’s products are certified and approved by the Ministry of Health (“MOH”) Malaysia. Due to the stringent requirements from MOH Malaysia, we strive to upkeep the highest possible standard in our products to provide assurance and as a prove of our continuing commitment to providing quality products.

We recognize the growing trend of social media and because of that, the management had decided to place a higher priority in social media for our marketing strategy. Coupled with the extensive networks we had built since our inception the nature of our job has become easier and efficient to reach out to our clients. But, perhaps the most imperative to our success is the ability to connect with our customers and receive their feedback directly. From the feedback we received, we are able to understand better of our customer’s demand and make further improvements. As a result, our customers’ base has been growing exponentially and resulted in a robust brand image of our company.

Moving forward, we plan to form certain alliances and business partnerships with few selected local companies from various countries. We strongly believe a healthy business relationship is vital for one’s business expansion, and more importantly; growth. While DSwiss has always been focused on pursuing operations within ASEAN, we certainly hope to expand our brand and become a household name across the world in the future.

DSwiss, Inc. and its subsidiaries are hereinafter referred to as the “Company”.

2. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2016, the Company suffered an accumulated deficit of $569,258 and continuously incurred a net operating loss of $516,018 for year ended December 31, 2016. The continuation of the Company as a going concern through December 31, 2017 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and its VIEs in which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated upon consolidation.

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and revenues and expenses during the periods reported. Actual results may differ from these estimates.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of property, equipment and software are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Estimated useful lives
Computer and software	5 years
Furniture and Fittings	5 years
Office equipment	10 years
Motor vehicle	5 years
Renovation	5 years

Expenditures for maintenance and repairs are expensed as incurred.

Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trademarks in Singapore, Thailand, Indonesia, Vietnam, Cambodia, Myanmar, Hong Kong, China, and Malaysia, which are amortized on a straight-line basis over a useful life of ten years.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the year ended December 31, 2016.

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

Revenue recognition

In accordance with ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue from sales of goods when the following four revenue criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) selling price is fixed or determinable; and (4) collectability is reasonably assured.

Revenue from trading of retail goods is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there was no sale return for the period reported.

The Company derives its revenue from direct sales to individuals and online sales business. Generally, the Company recognizes revenue when products are sold and accepted by the customers and there are no continuing obligations to the customer.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Income taxes

The provision of income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company conducts much of its businesses activities in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Translation of amounts from RM into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2016	2015

Period-end RM : US$1 exchange rate	4.49	4.29
Period-average RM : US$1 exchange rate	4.39	3.89
Period-end HK$ : US$1 exchange rate	7.75	7.75
Period-average HK$ : US$1 exchange rate	7.75	7.75
Period-end RMB : US$1 exchange rate	6.94	6.49
Period-average RMB : US$1 exchange rate	6.71	6.31
Period-end THB : US$1 exchange rate	35.82	36.03
Period-average THB : US$1 exchange rate	35.91	34.52

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, subscription receivables, prepayment and deposits, accounts payable, and other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of such any pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follow:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact of the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. VIE STRUCTURE AND ARRANGEMENTS

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

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

5. STOCKHOLDERS’ EQUITY

On September 8, 2015, the Company issued a total of 200,000,000 shares of restricted common stock to two additional founders, Mr. Leong Ming Chia and Greenpro Venture Capital Limited, with a par value of $0.0001 per share for an additional working capital of $20,000.

On September 10, 2015, the Company further issued a total of 450,000 shares of restricted common stock to Mr. Chua Lee Yee, Mr. Cheng Zhee Long and Ms. Ng Siew Yen, with a par value of $0.0001 per share for an additional working capital of $450.

On September 15, 2015, the Company consummated the sale to fifty-five shareholders of the Company, of an aggregate of 2,792,600 shares of its common stocks with par value of $0.0001, at a price of $0.1 per share, or $279,260 in the aggregate, pursuant to certain subscription agreements.

As of September 30, 2015, there are 203,342,600 shares of common stock issued and outstanding.

There were no stock options, warrants or other potentially dilutive securities outstanding as of September 30, 2015.

On March 17, 2016, we have invested in DSwiss Biotech Sdn Bhd, a Company incorporated in Malaysia, and owned 40% equity interest with non-controlling interest of $33,437. On April 27, 2016, we have invested in DS Asia Co., Ltd, incorporated in Thailand, and owned 49% equity interest with non-controlling interest of $7,120. Based on the contractual arrangements between the Company and other investors, the Company has the power to direct the relevant activities of these entities unilaterally, and hence the Company has control over these entities.

For the year ended December 31, 2016, the Company issued an aggregate of 597,500 shares of its common stock at $0.8 per share, for aggregate gross proceeds of $478,000 for initial public offering.

As of December 31, 2016, and 2015, the Company had a total of 203,940,100 and 203,342,600 shares of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. PROPERTY AND EQUIPMENT

	As of December 31,	As of December 31,
	2016	2015
Computers and software	$81,103	$79,266
Furniture and fittings	2,797	2,110
Office equipment	8,465	7,142
Motor vehicle	29,085	-
Renovation	17,069	-
Total property and equipment	$138,519	$88,518
Accumulated depreciation	(63,514)	(45,914)
Property and equipment, net	$75,005	$42,604

Depreciation expense for the year ended December 31, 2016 and December 31,2015 were $19,563 and $18,305, respectively.

7. INTANGIBLE ASSETS

	As of December 31,	As of December 31,
	2016	2015
Trademarks	$10,542	$3,315
Amortization	(687)	(342)
Intangible assets, net	$9,855	$2,973

Amortization for the year ended December 31, 2016 and December 31, 2015 were $687 and $342, respectively.

8. PREPAID EXPENSES AND DEPOSITS

	As of December 31,	As of December 31,
	2016	2015
Prepaid expenses	$16,691	$2,650
Deposits	452	424
Total prepaid expenses and deposits	$17,143	$3,074

9. INVENTORIES

	As of December 31,	As of December 31,
	2016	2015
Finished goods, at cost	$33,582	$2,060
Total inventories	$33,582	$2,060

10. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31,	As of December 31,
	2016	2015
Other payables	$18,000	$38,372
Accrued audit fees	14,300	13,800
Accrued other expenses	1,922	876
Accrued professional fees	5,336	2,923
Total payables and accrued liabilities	$39,558	$55,971

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND P2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11. CONVERTIBLE NOTES PAYABLE

For the year ended December 31, 2016, the Company issued a number of convertible promissory notes (collectively the “Convertible Notes”) in an aggregated principal of $396,900 to accredited investors who reside in Malaysia, China, Hong Kong, Singapore and Taiwan. The notes are convertible into shares of the Company’s common stock at a conversion price ranged from $0.2 to $0.4 per share at the note holders’ sole and exclusive option. The Convertible Notes bear no interest with a maturity of two years.

Presently, there is no public market for the common shares. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted. We cannot assure you that there will be a market for our common stock in the future.

12. INCOME TAXES

For the year ended December 31, 2016 and year ended December 31, 2015, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended December 31, 2016	For the year ended December 31, 2015

Tax jurisdictions from:
- Local	$(117,244)	$(66,453)
- Foreign, representing
Seychelles	(1,690)	(2,110)
Hong Kong	(180,041)	5,793
Malaysia	(163,154)	(58,110)
PRC	(39,701)	-
Thailand	(14,188)	(66,550)

Loss before income tax	$(516,018)	$(187,430)

The provision for income taxes consisted of the following:

	For the year ended December 31, 2016	For the year ended December 31, 2015

Current:
- Local	$-	$-
- Foreign (Malaysia)	(26)	26

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$(26)	$26

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Seychelles, Hong Kong, Malaysia, PRC and Thailand that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

DSwiss, Inc. is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2016, the operations in the United States of America incurred $117,244 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2035, if unutilized. The tax valuation allowance for December 31, 2016 and 2015 is $41,035 and $66,453 for 2016 and 2015, respectively.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles. A company is subject to Seychelles income tax if it does business in Seychelles. A company that incorporated in Seychelles, but does not do business in Seychelles, is not subject to income tax there. DSwiss Holding Limited did not do business in Seychelles for the year ended December 31, 2016, and it does not intend to do business in Seychelles in the future. For the year ended December 31, 2016 and period ended December 31, 2015, DSwiss Holding Limited had a net operating loss of $1,690 and $2,110 respectively.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For the year ended December 31, 2016, DSwiss (HK) Limited incurred an operating loss of $180,041 for income tax purposes which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $29,707 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

DSwiss Sdn Bhd and DSwiss Biotech Sdn Bhd are subject to Malaysia Corporate Tax at a progressive income tax rate range from 20% to 25% on its assessable income for its tax year. For the years ended December 31, 2016, DSwiss Sdn Bhd and and DSwiss Biotech Sdn Bhd incurred an aggregated operating loss of $163,154 which can be carried forward indefinitely to offset its taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $139,290 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

DSwiss International Trading (Shenzhen) Limited is operating in the PRC subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. For the years ended December 31, 2016, incurred a net operating loss of $39,701 which can be carried forward indefinitely to offset its taxable income. The net operating loss carryforwards begin to expire in 2021, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $29,915 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2016 and 2015:

	For the year ended December 31, 2016	For the year ended December 31, 2015

Deferred tax assets:
Net operating loss carryforwards

United States of America	$41,035	$66,453
Hong Kong	180,041	-
Malaysia	139,290	39,460
PRC	29,915	-
Thailand	14,188	66,550
	$404,469	$172,463
Less: valuation allowance	(404,469)	(172,463)
Deferred tax asset	-	-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $172,463 as of December 31, 2015. During the year ended December 31, 2015, the valuation allowance increased by $232,006, primarily relating to net operating loss carryforwards from the various tax regime.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended December 31, 2016, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year-end are presented as follows:

	For the year ended December 31, 2016		As of December 31, 2016
	Revenue	Percentage of revenue	Accounts receivable

Customer A	$18,038	13%	$-
Total:	$18,038	13%	$-

For the year ended December 31, 2015, the customer represented more than 10% of the Company’s revenues are mostly from Malaysia and Indonesia accounted for 96% of the Company’s revenues amounting to $7,654, with $0 of accounts receivable.

(b) Major vendors

For the year ended December 31, 2016, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year-end are presented as follows:

	For the year ended December 31, 2016		As of December 31, 2016
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$37,554	42%	$-
Vendor B	21,803	24%	-
Vendor C	14,650	16%	-
Total:	$74,007	82%	$-

For the year ended December 31, 2015, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at year end are presented as follows:

	For the year ended December 31, 2015		As of December 31, 2015
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$24,144	29%	$1,547
Vendor B	20,118	24%	-
Vendor C	10,052	12%	-
Total:	$54,314	65%	$1,547

(c) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(d) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HK$ converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

13. COMMITMENTS AND CONTINGENCIES

For the year ended December 31, 2016 and 2015, the Company entered into a new agreement with an independent third party to lease office premises in Malaysia on a monthly basis, for the operations of the Company. The Company’s subsidiary leases an office premise in the PRC and will expire in May 2017. The rent expense for the year ended December 31, 2016 and December 31, 2015 were $17,875 and $4,192 respectively.

As of December 31, 2016, the Company has future minimum rental payments of $12,530 for office premises due under a non-cancellable operating lease in the next twelve months.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2016 up through the date the Company issued the audited consolidated financial statements.

On March 1, 2017, all outstanding convertible promissory notes (collectively the “Convertible Notes”) holders (85 notes holders) converted a total of $638,400 in principal into 2,964,500 shares of common stock. The conversion price is ranged from $0.1 to $0.4 per share.

