Form 10-Q
period 2017-03-31
DSwiss Inc
filed 2017-05-15
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2017
Common Stock, $.0001 par value	206,904,600

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2017 and December 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2017	December 31, 2016
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$678,884	$782,963
Trade receivables	11,808	2,878
Prepayment and deposits	17,114	17,143
Income tax receivables	813	803
Inventories	51,430	33,582
Total Current Assets	760,049	837,369

NON-CURRENT ASSETS
Property and equipment, net	70,751	75,005
Intangible assets, net	10,726	9,855
Total Non-Current Assets	81,477	84,860

TOTAL ASSETS	$841,526	$922,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	$17,328	$5,025
Other payables and accrued liabilities	23,642	39,558
Hire purchase creditor	1,985	3,045
Convertible notes payable	-	638,400
Amount due to a director	18,940	18,685
Total Current Liabilities	61,895	704,713

NON- CURRENT LIABILITIES
Hire purchase creditor	14,655	14,874

TOTAL LIABILITIES	$76,550	$719,587

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,600 and 203,342,600 shares issued and outstanding as of March 31, 2017 and December 31, 2016 respectively	$20,690	$20,394
Additional paid in capital	1,395,426	757,322
Accumulated other comprehensive profit/(losses)	(34,078)	(38,420)
Accumulated profit/(losses)	(649,564)	(569,258)
TOTAL STOCKHOLDERS’ EQUITY	$732,474	$170,038
NON CONTROLLING INTEREST	32,502	32,604
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$841,526	$922,229

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three months ended March 31, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2017	2016
REVENUE	$35,516	$27,390

COST OF REVENUE	(13,154)	(10,021)

GROSS PROFIT	22,362	17,369

OTHER INCOME	17	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(54,532)	(34,312)

OPERATING EXPENSES	(48,039)	(50,345)

OTHER OPERATING EXPENSES	(216)	(4,451)

PROFIT/(LOSS) BEFORE INCOME TAX	(80,408)	(71,739)

INCOME TAX PROVISION	-	-

NET PROFIT/(LOSS)	$(80,408)	(71,739)
Non Controlling Interest	102	-
Other comprehensive income/(loss):
- Foreign currency translation adjustment	4,342	11,287

Comprehensive income/(loss)	(75,963)	(60,452)

Net income/(loss) per share- Basic and diluted	(0)	(0)

Weighted average number of common shares outstanding – Basic and diluted	204,961,206	203,342,600

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(unaudited)

	COMMON STOCK
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED SURPLUS/(DEFICIT)	NON- CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2016 (audited)	203,940,100	$20.394	$757,322	$(38,420)	$(569,258)	$32,604	$202,642
Shares issued upon conversion of convertible notes principal at $0.10 per share	280,000	28	27,972				28,000
Shares issued upon conversion of convertible notes principal at $0.20 per share	2,317,000	232	463,168	-	-	-	463,400
Shares issued upon conversion of convertible notes principal at $0.40 per share	367,500	36	146,964	-	-	-	147,000
Foreign currency translation adjustment	-	-	-	4,342	-	-	4,342
Net profit/(loss)	-	-	-	-	(80,306)	(102)	(80,408)
Balance as of March 31, 2017 (unaudited)	206,904,600	$20,690	$1,395,426	$(34,078)	$(649,564)	$32,502	$764,976

See accompanying notes to condensed consolidated financial statements

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(80,408)	$(71,730)
Adjustments to reconcile net profit/(loss) to net cash used in operating activities:
Depreciation and amortization	5,249	4,451
Amortization for intangible assets	75	85
Changes in operating assets and liabilities:
Accounts payable	16,959	20,968
Accounts receivable	(3,113)	-
Other payables and accrued liabilities	(16,012)	(34,343)
Inventories	(17,356)	(45,636)
Prepaid expenses and deposits	(8,835)	(2,683)
Net cash used in operating activities	(103,441)	(128,897)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(122)
Intangible assets	(952)	-

Net cash used in investing activities	(952)	(122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from directors	-	-
Issuance of share capital	296	-
Additional paid in capital	638,104	-
Proceeds from convertible notes payable	-	228,000
Convertible note payables	(638,400)	-
Repayment of hire purchase	(1,016)	-

Net cash provided by financing activities	(1,016)	228,000

Effect of exchange rate changes on cash and cash equivalent	1,330	7,978

Net increase / (decrease) in cash and cash equivalents	(104,079)	106,959
Cash and cash equivalents, beginning of period	782,963	437,202
CASH AND CASH EQUIVALENTS, END OF PERIOD	$678,884	$544,161
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at March 31, 2017 and 2016 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2017 and 2016 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2016 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2016.

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

The Company, through its subsidiaries and its variable interest entities (“VIEs”), mainly supplies high quality beauty products. Details of the Company’s subsidiaries and associates:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	DSwiss Holding Limited	Seychelles, May 28, 2015	1 share of ordinary share of US$1 each	Investment holding	100%

2.	DSwiss (HK) Limited	Hong Kong, May 28, 2015	1 share of ordinary share of HK$1 each	Supply of beauty products	100%

3.	DSwiss Sdn Bhd	Malaysia, June 10, 2011	2 shares of ordinary share of RM 1 each	Supply of beauty products	100%

4.	DSwiss Biotech Sdn Bhd(1)	Malaysia, March 17, 2016	250,000 shares of ordinary share of RM 1 each	Supply of biotech products	40%

5.	DS Asia Co., Ltd(1)	Thailand, April 27, 2016	20,000 shares of ordinary share of THB 25 each	Trading Beauty products	49%

6.	DSwiss International Trading (Shenzhen) Limited 德瑞絲國際貿易(深圳)有限公司	PRC, June 21, 2016	413,392 shares of ordinary share of RMB 1 each	Trading Beauty products	100%

(1) Based on the contractual arrangements between the Company and other investors, the Company has the power to direct the relevant activities of these entities unilaterally, and hence the Company has control over these entities.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses. Shipping and handling fees are expensed as incurred for the three months ended March 31, 2017 were $1,330, while for the three months ended March 31, 2016 were $819.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the three months ended March 31, 2017.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

Translation of amounts from RM into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2017	2016

Period-end RM : US$1 exchange rate	4.43	3.91
Period-average RM : US$1 exchange rate	4.46	4.10
Period-end HK$ : US$1 exchange rate	7.77	7.75
Period-average HK$ : US$1 exchange rate	7.76	7.75
Period-end RMB : US$1 exchange rate	6.89	6.44
Period-average RMB : US$1 exchange rate	6.92	6.48
Period-end THB : US$1 exchange rate	34.40	35.10
Period-average THB : US$1 exchange rate	35.11	35.55

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREEMONTHS ENDED MARCH 31, 2017

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2017, the Company operates in four reportable operating segment in Malaysia, Thailand, China and Hong Kong.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. PROPERTY AND EQUIPMENT

	2017	2016
Computers and software	$82,922	$81,103
Furniture and fittings	2,832	2,797
Office equipment	8,807	8,465
Motor Vehicles	29,482	2,9,085
Renovation	17,302	17,069
Total property and equipment	$141,345	$138,519
Accumulated depreciation	(70,594)	(63,514)
Property and equipment, net	$70,751	$75,005

Depreciation expense for the three months ended March 31, 2017 were $6,212.

Depreciation expense for the three months ended March 31, 2016 were $4,672.

5. INTANGIBLE ASSETS

	2017	2016
Trademarks	$11,581	$10,542
Amortization	(855)	(687)
Intangible assets, net	$10,726	$9,855

Amortization for the three months ended March 31, 2017 was $171.

Amortization for the three months ended March 31, 2016 was $85.

6. PREPAID EXPENSES AND DEPOSITS

	2017	2016
Prepaid expenses	$12,928	$16,691
Deposits	4,186	452
Total prepaid expenses and deposits	$17,114	$17,143

7. INVENTORIES

	2017	2016
Finished goods, at cost	$51,430	$33,582
Total inventories	$51,430	$33,582

8. OTHER PAYABLES AND ACCRUED LIABILITIES

	2017	2016
Other payables	$11,778	$18,000
Accrued audit fees	1,113	14,300
Accrued other expenses	1,287	1,922
Accrued professional fees	9,464	5,336
Total payables and accrued liabilities	$23,642	$39,558

9. CONVERTIBLE NOTES PAYABLE

During November 2015 to August 2016, the Company issued a number of convertible promissory notes (collectively the “Convertible Notes”) to investors in an aggregated principal of $638,400. The Convertible Notes bear no interest with a maturity of two years, due in 2017 & 2018. The principal is payable in a lump sum at maturity. The notes are convertible into shares of the Company’s common stock at a conversion price ranged from $0.1 to $0.4 per share at the note holders’ sole and exclusive option.

On March 1, 2017, various note holders converted $638,400 in principal into 2,964,500 shares of common stock. The conversion price ranged from $0.1 to $0.4 per share.

As of December 31, 2016, the outstanding convertible notes payable is $638,400 in principal respectively.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. INCOME TAXES

For the three months ended March 2017 and 2016, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	2017	2016

Tax jurisdictions from:
- Local	$(8,671)	$(603)
- Foreign, representing
Seychelles	(77)	(90)
Hong Kong	(23,378)	(32,109)
Malaysia	(37,865)	(38,937)
PRC	(10,229)	-
Thailand	(188)	-

Loss before income tax	$(80,408)	$(71,739)

The provision for income taxes consisted of the following:

	2017	2016
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

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

Malaysia

DSwiss Sdn Bhd and DSwiss Biotech Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income rate range from 20% to 25% on its assessable income.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended March 31, 2017 and 2016, the customers who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2017	2016	2017	2016	2017	2016
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$19,813	-	55%	-	$-	-
Customer B	8,960	-	25%	-	-	-
	$28,773	-	80%	-	$-	-

(b) Major vendors

For three months ended March 31, 2017 and 2016, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2017	2016	2017	2016	2017	2016
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$28,143	22,101	100%	37%	$12,980	-
Vendor B	-	8,967	-%	15	-	-
	$28,143	31,068	100%	52%	$12,980	-

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES

The Company entered into a new agreement with an independent third party to lease office premises in Malaysia on a monthly basis, for the operations of the Company. The Company’s subsidiary leases an office premise in the PRC and will expire in May 2017. The rent expense for the period ended March 31, 2017 and March 31, 2016 were $4,704 and $1,098 respectively.

As of March 31, 2017, the Company has future minimum rental payments of $12,938 for office premises due under a non-cancellable operating lease in the next twenty-one months.

Period ending December 31:
2017	$6,206
2018	$6,732
$12,938

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events “, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2017 up through the date was the Company presented these unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2016 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

For the remaining products offered by DSwiss, “Silk Mask”, “Coffee Slimming Scrub” and “Peppermint Slimming Gel” are classified as drug and cosmetic items and need to be registered with the DCA. These products have been approved by DCA with a validity period for 2 years starting from December 2016.

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

Results of Operation

For the Three Months Ended March 31, 2017 and March 31, 2016.

For the three months ended March 31, 2017, we realized revenue in the amount of $35,516, while for the three months ended March 31, 2016 we realized revenues in the amount of $27,390. Our gross profits for the three months ended March 31, 2017 were $22,362, which is greater than $17,369 for the three months ended March 31, 2016. We attribute the increase in revenue and gross profit to increase of market exposure and the introduction of new products in 2017. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

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

Our net loss for the three months ended March 31, 2017 were $80,408, while for the three months ended March 31, 2016 were $71,739. We attribute this decrease due to additional cost incurred to increase product sales and market share.

The introduction of Malaysia Goods & Services Tax (GST) is still has effect on the selling price and hence the revenue. Malaysia Goods & Services Tax of 6% was implemented on April 1, 2015. It has therefore been the primary cause as the resultant of the total increase of selling price on the products that are offered by the Company.

The cost of sales also increased because of the increase in revenue.

The increases in general and administrative expenses are a result of advertising and compliance costs as a public company.

Liquidity and Capital Resources

For the three months ended March 31, 2017, we had cash and cash equivalents of $678,884. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the three months ended March 31, 2017, net cash used in operating activities was $103,441, compared to net cash used of $128,897 in the prior year. The operating cash flow performance primarily reflects the decrease in inventory purchases compared to the prior year.

Investing Activities

For the three months ended March 31, 2017, net cash used in investing activities was $952, reflecting the cost in register of trademarks. For the three months ended March 31, 2016, net cash used in investing activities was $122, reflecting the purchase of property and equipment.

Financing Activities

For the three months ended March 31, 2017, net cash decreased by financing activities was $1,016 resulted from hire purchase financing. For the three months ended March 31, 2016, net cash generated from finance activities was $228,000 reflecting proceed from issuance of convertible notes.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of property and equipment. There is no capital expenditures for the three months periods ended March 31, 2017.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2017.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Date: May 15, 2017

	By:	/s/ Leong Ming Chia
	Title:	Chief Executive Officer, President, Director
(Principal Executive Officer)

Date: May 15, 2017

	By:	/s/ Chua Lee Yee
	Title:	Chief Financial Officer, Secretary, Treasurer,
Director (Principal Financial Officer,
Principal Accounting Officer)

