Form 10-Q
period 2017-06-30
DSwiss Inc
filed 2017-08-14
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2017
Common Stock, $.0001 par value	206,904,600

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2017 and December 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2017	December 31, 2016
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$652,402	$782,963
Trade receivables	11,755	2,878
Prepayment and deposits	15,560	17,143
Income tax receivables	838	803
Inventories	52,760	33,582
Total Current Assets	733,315	837,369

NON-CURRENT ASSETS
Property and equipment, net	66,481	75,005
Intangible assets, net	10,534	9,855
Total Non-Current Assets	77,015	84,860

TOTAL ASSETS	$810,330	$922,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	$20,608	$5,025
Other payables and accrued liabilities	19,985	39,558
Hire purchase creditor	1,103	3,045
Convertible notes payable	-	638,400
Amount due to director	19,522	18,685
Total Current Liabilities	61,218	704,713

NON- CURRENT LIABILITIES
Hire purchase creditor	14,874	14,874

TOTAL LIABILITIES	$76,092	$719,587

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,600 and 203,342,600 shares issued and outstanding as of June 30, 2017 and December 31, 2016 respectively	$20,690	$20,394
Additional paid in capital	1,395,426	757,322
Accumulated other comprehensive profit/(losses)	(8,069)	(38,420)
Accumulated profit/(losses)	(705,913)	(569,258)
TOTAL STOCKHOLDERS’ EQUITY	$702,134	$170,038
NON CONTROLLING INTEREST	32,104	32,604
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$810,330	$922,229

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and six months ended June 30, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2017	2016	2017	2016
REVENUE	$93,066	$95,869	$57,550	$68,479

COST OF REVENUE	(23,588)	(63,407)	(10,434)	(53,386)

GROSS PROFIT	69,478	32,462	47,116	15,093

OTHER INCOME	621	7	604	7

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(115,524)	(142,160)	(60,993)	(107,848)

OPERATING EXPENSES	(87,280)	(77,653)	(39,241)	(27,308)

OTHER OPERATING EXPENSES	(4,450)	(9,739)	(4,234)	(5,288)

PROFIT/(LOSS) BEFORE INCOME TAX	(137,155)	(197,083)	(56,748)	(125,344)

INCOME TAX PROVISION	-	-	-	-

NET PROFIT/(LOSS)	(137,155)	(197,083)	$(56,748)	(125,344)
Non-Controlling Interest	500	5,202	398	5,202
Other comprehensive income/(loss):
- Foreign currency translation adjustment	30,351	5,924	26,009	(5,363)

Comprehensive income/(loss)	(106,304)	(185,957)	(30,341)	(125,505)

Net income/(loss) per share- Basic and diluted	0	0	0	0

Weighted average number of common shares outstanding – Basic and diluted	205,938,271	203,342,600	205,938,271	203,342,600

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

			Additional	Accumulated	Accumulated	Non-
	Common Stock		Paid-In	Comprehensive	Surplus /	Controlling	Total
	Number of		Capital	Income / (Loss)	(Deficit)	Interest	Equity
	shares	Amount	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2016 (audited)	203,940,100	$20,394	$757,322	$(38,420)	$(569,258)	$32,604	$202,642
Shares issued upon conversion of convertible notes principal at $0.10 per share	280,000	28	27,972	0	0	0	28,000
Shares issued upon conversion of convertible notes principal at $0.20 per share	2,317,000	232	463,168	0	0	0	463,400
Shares issued upon conversion of convertible notes principal at $0.40 per share	367,500	36	146,964	0	0	0	147,000
Foreign currency translation adjustment	-	0	0	30,351	0	0	30,351
Net profit/(loss)	-	0	0	0	(136,655)	(500)	(137,155)
Balance as of June 30, 2017 (unaudited)	206,904,600	20,690	$1,395,426	$(8,069)	$(705,913)	$32,104	$734,238

See accompanying notes to condensed consolidated financial statements

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six Months Ended June 30
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(137,155)	$(197,083)
Adjustments to reconcile net profit/(loss) to net cash used in operating activities:
Depreciation and amortization	11,603	9,401
Amortization for intangible assets	152	333
Changes in operating assets and liabilities:
Accounts payable	36,559	9,589
Accounts receivable	(3,160)	12,590
Other payables and accrued liabilities	(19,773)	704
Inventories	(17,559)	(32,745)
Prepaid expenses and deposits	(7,048)	(4,419)
Net cash used in operating activities	(136,381)	(201,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(12,693)
Intangible assets	(855)	-

Net cash used in investing activities	(855)	(12,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from directors	-	29,717
Issuance of share capital	296	-
Additional paid in capital	638,104	-
Proceeds from non-controlling interest	-	120,144
Convertible note payables	(638,400)	403,900
Hire purchase finance	(1,942)	-

Net cash provided by financing activities	(1,942)	553,761

Effect of exchange rate changes on cash and cash equivalent	8,617	(78,371)

Net increase / (decrease) in cash and cash equivalents	(130,561)	261,067
Cash and cash equivalents, beginning of period	782,963	437,202
CASH AND CASH EQUIVALENTS, END OF PERIOD	$652,402	$698,269
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended June 30, 2017

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at June 30, 2017 and 2016 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2017 and 2016 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2016 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2016.

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

The Company, through its subsidiaries and its variable interest entities (“VIEs”), mainly supplies high quality beauty products. Details of the Company’s subsidiaries and associates:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	DSwiss Holding Limited	Seychelles, May 28, 2015	1 share of ordinary share of US$1 each	Investment holding	100%

2.	DSwiss (HK) Limited	Hong Kong, May 28, 2015	1 share of ordinary share of HK$1 each	Supply of beauty products	100%

3.	DSwiss Sdn Bhd	Malaysia, June 10, 2011	2 shares of ordinary share of RM 1 each	Supply of beauty products	100%

4.	DSwiss Biotech Sdn Bhd(1)	Malaysia, March 17, 2016	250,000 shares of ordinary share of RM 1 each	Supply of biotech products	40%

5.	DS Asia Co., Ltd(1)	Thailand, April 27,2016	20,000 shares of ordinary share of THB 25 each	Trading beauty products	49%

6.	DSwiss International Trading (Shenzhen) Limited 德瑞絲國際貿易(深圳)有限公司	PRC, June 21, 2016	413,392 shares of ordinary share of RMB 1 each	Trading beauty products	100%

(1) Based on the contractual arrangements between the Company and other investors, the Company has the power to direct the relevant activities of these entities unilaterally, and hence the Company has control over these entities.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended June 30, 2017

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

Shipping and handling fees are expensed as incurred for the six months ended June 30, 2017 were $1,933, while for the six months ended June 30, 2016 were $1,488.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended June 30, 2017

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the six months ended June 30, 2017.

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

For the six months ended June 30, 2017

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

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiaries and VIEs in Malaysia, Hong Kong, China and Thailand maintain their books and records in their local currency, Ringgits Malaysia (“RM”), Hong Kong Dollars (“HK$”), Chinese Renminbi (“RMB”) and Thai Baht (“THB”) respectively, which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from RM into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended
	June 30,
	2017	2016

Period-end RM : US$1 exchange rate	4.29	4.03
Period-average RM : US$1 exchange rate	4.39	4.16
Period-end HK$ : US$1 exchange rate	7.81	7.75
Period-average HK$ : US$1 exchange rate	7.78	7.75
Period-end RMB : US$1 exchange rate	6.78	6.64
Period-average RMB : US$1 exchange rate	6.86	6.57
Period-end THB : US$1 exchange rate	33.96	35.11
Period-average THB : US$1 exchange rate	34.89	35.56

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended June 30, 2017

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the six months ended June 30, 2017, the Company operates in four reportable operating segment in Malaysia, Thailand, China and Hong Kong.

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

For the six months ended June 30, 2017

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended June 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. PROPERTY AND EQUIPMENT

	Period Ended	Year Ended
	June 30, 2017	December 31, 2016
Computers and software	$84,198	$81,103
Furniture and fittings	3,493	2,797
Office equipment	9,519	8,465
Motor Vehicles	30,362	29,085
Renovation	18,083	17,069
Total property and equipment	$145,655	$138,519
Accumulated depreciation	(79,174)	(63,514)
Property and equipment, net	$66,481	$75,005

Depreciation expense for the six months ended June 30, 2017 was $15,660

Depreciation expense for the six months ended June 30, 2016 was $9,401.

5. INTANGIBLE ASSETS

	Period Ended	Year Ended
	June 30, 2017	December 31, 2016
Trademarks	$11,573	$10,542
Amortization	(1,039)	(687)
Intangible assets, net	$10,534	$9,855

Amortization for the six months ended June 30, 2017 was $352.

Amortization for the six months ended June 30, 2016 was $333.

6. PREPAID EXPENSES AND DEPOSITS

	Period Ended	Year Ended
	June 30, 2017	December 31, 2016
Prepaid expenses	$15,150	$16,691
Deposits	410	452
Total prepaid expenses and deposits	$15,560	$17,143

7. INVENTORIES

	Period Ended	Year Ended
	June 30, 2017	December 31, 2016
Finished goods, at cost	$52,760	$33,582
Total inventories	$52,760	$33,582

8. OTHER PAYABLES AND ACCRUED LIABILITIES

	Period Ended	Year Ended
	June 30, 2017	December 31, 2016
Other payables	$11,736	$18,000
Accrued audit fees	6,381	14,300
Accrued other expenses	365	1,922
Accrued professional fees	1,503	5,336
Total payables and accrued liabilities	$19,985	$39,558

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended June 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. INCOME TAXES

For the six months ended June 30 2017 and 2016, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Six Months Ended June 30
	2017	2016
Tax jurisdictions from:
- Local	$(25,731)	$(8,416)
- Foreign, representing
Seychelles	(1,703)	(1,690)
Hong Kong	(40,515)	(85,794)
Malaysia	(52,437)	(81,186)
PRC	(16,371)	(10,510)
Thailand	(398)	(9,487)
Loss before income tax	$(137,155)	$(197,083)

The provision for income taxes consisted of the following:

Six Months Ended June 30
	2017	2016
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

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

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

Malaysia

DSwiss Sdn Bhd and DSwiss Biotech Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 20% to 25% on its assessable income.

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

For the six months ended June 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended June 30, 2017 and 2016, the customers who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For three months ended June 30
	2017	2016	2017	2016	2017	2016
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$44,575	$-	77%	-%	$-	$-
Customer B	$-	$-	-%	-%	$-	$-
Customer C	$-	$14,325	-%	21%	$-	$1,074
Customer D	$-	$8,339	-%	12%	$-	$-
	$44,575	$22,664	77%	33%	$-	$1,074

For six months ended June 30, 2017 and 2016, the customers who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For six months ended June 30
	2017	2016	2017	2016	2017	2016
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$44,575	$-	48%	-%	$-	$-
Customer B	$8,896	$-	10%	-%	$8,896	$-
Customer C	$-	$14,325	-%	15%	$-	$1,074
	$53,471	$14,325	58%	15%	$8,896	$1,074

(b) Major vendors

For three months ended June 30, 2017 and 2016, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For three months ended June 30
	2017	2016	2017	2016	2017	2016
	Purchases		Percentage of Purchases		Account Payable, Trade
Vendor A	$14,813	$14,425	100%	27%	$7,826	$9,739
Vendor B	$-	$-	-%	-%	$-	$-
Vendor C	$-	$8,066	-%	15%	$-	$-
	$14,813	$22,491	100%	42%	$7,826	$9,739

For six months ended June 30, 2017 and 2016, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For six months ended June 30
	2017	2016	2017	2016	2017	2016
	Purchases		Percentage of Purchases		Account Payable, Trade
Vendor A	$14,813	$32,341	66%	51%	$7,826	$9,739
Vendor B	$29,008	$24,275	34%	38%	$12,408	$6,524
Vendor C	$-	$-	-%	-%	$-	$-
	$43,821	$56,616	100%	89%	$20,234	$16,263

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

For the six months ended June 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES

The Company entered into a new agreement with an independent third party to lease office premises in Malaysia on a monthly basis, for the operations of the Company. The Company’s subsidiary leases an office premise in the PRC and will expire in May 2017. The rent expense for the period ended June 30, 2017 and June 30, 2016 were $6,270 and $2,196 respectively.

As of June 30, 2017, the Company has future minimum rental payments of $11,194 for office premises due under a non-cancellable operating lease in the next eighteen months.

Period ending December 31:
2017	$3,759
2018	$6,732
$11,194

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events “, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2017 up through the date was the Company presented these unaudited condensed financial statements.

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

DSwiss have own brand Quantum Resonant Magnetic Analyzer which is DSwiss Quantum Resonant Magnetic Analyzer. DSwiss Quantum Resonant Magnetic Analyzer is a Hi-tech innovation project, which is related to medical, bio-informatics, electronic engineering, etc. It is based on quantum medical, and scientifically analyzes the human cell’s weak magnetic field collected by advanced electronic device. The analyzer can work out the customer’s health situation and main problem. According to the checking result, the analyzer can figure out the reasonable treatment recommendation. The quantum resonant magnetic analyzer is the individualized guide of comprehensive healthy consulting and updated healthy sciences, and its characteristics and advantages are comprehensive, non-invasive, practical, simple, quick, economical and easy to popularize. We can see DSwiss Quantum Resonant Magnetic Analyzer can help our customers to more concern about their health and skin condition.

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

Results of Operation

For Three and Six Months Ended June 30, 2017 and June 30, 2016.

For three and six months ended June 30, 2017, we realized revenue in the amount of $57,550 and $93,066 respectively, while for three and six months ended June 30, 2016 we realized revenues in the amount of $68,479 and $95,869 respectively. Our gross profits for the three and six months ended June 30, 2017 were $47,116 and $69,478 respectively, which is greater than $15,093 and $32,462 for three and six months ended June 30, 2016 respectively. We attribute the increase in revenue and gross profit to increase of market exposure and the introduction of new products in 2017. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

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

Our net loss for three and six months ended June 30, 2017 were $55,618 and $137,155 respectively, while for three and six months ended June 30, 2016 were $125,344 and $197,083 respectively. We attribute this decrease of net loss due to lower cost incurred during product sales and acquiring market share.

The introduction of Malaysia Goods & Services Tax (GST) is still has effect on the selling price and hence the revenue. Malaysia Goods & Services Tax of 6% was implemented on April 1, 2015. It has therefore been the primary cause as the resultant of the total increase of selling price on the products that are offered by the Company.

Liquidity and Capital Resources

For the six months ended June 30, 2017, we had cash and cash equivalents of $652,402. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the six months ended June 30, 2017, net cash used in operating activities was $136,381, compared to net cash used of $201,630 in the prior year. The operating cash flow performance primarily reflects the decrease in inventory purchases compared to the prior year.

Investing Activities

For the six months ended June 30, 2017, net cash used in investing activities was $855, reflecting the cost in register of trademarks. For the six months ended June 30, 2016, net cash used in investing activities was $12,693, reflecting the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2017, net cash decreased by financing activities was $1,942 resulted from hire purchase financing. For the six months ended June 30, 2016, net cash generated from finance activities was $553,761 reflecting proceed from issuance of convertible notes.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of property and equipment. There is no capital expenditures for the six months periods ended June 30, 2017.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2017.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

As of May 31, 2017, Mr. Chua Lee Yee resigned from the positions with the Company, including that of Chief Financial Officer, Secretary, Treasurer and Director of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Chua Lee Yee has been the Chief Financial Officer, Secretary, Treasurer and Director of the Company since September 8, 2015.

As of May 31, 2017, Mr. Cheng Zhee Long resigned from the position of the Director of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Cheng Zhee Long has been the Director of the Company since September 10, 2015.

As of May 31, 2017, Mr. Heung Wing Wai resigned from the position of the Director of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Heung Wing Wai has been the Director of the Company since May 28, 2015.

As of May 31, 2017, Mr. Leong Ming Chia, our Chief Executive Officer, was appointed as the new Chief Financial Officer, Secretary and Treasurer of the Company.

As of May 31, 2017, the Board of Director of the Company appointed Mr. Wong Sui Ting to the Board.

The biography for the new director of the Company is set forth below:

WONG SUI TING serves as a Director in the Company. Mr. Wong holds a Bachelor of Business (Accounting) from Monash University since year 1995. Also, he is an Associate Member of Malaysia Institute of Accountancy (MIA, Chartered Accountant) since 1999 and CPA Australia since 1998.

Mr. Wong co-founded Qinetics Solutions Sdn Bhd in 2000 and acts as Chief Financial Officer since the establishment. He was tasked with overseeing and managing the overall financial affairs and operations of Qinetics, playing an active role in corporate decisions and strategies. In 2011, Mr. Wong co-founded and acts as Chief Executive Officer of Forum Digital Sdn Bhd. His responsibility in the company is to oversee the operation and in charge of business development of the company.

Mr. Wong’s experience in accounting and the financial industry, as well as his knowledge of business development, has led the Board of Directors to reach the conclusion that he should serve as the director of the Company. On May 31, 2017, Mr. Wong was appointed as the director of the Company.

Form 8-K has been filed with Securities and Exchange Commission on June 6, 2017 addressing issue mentioned above.

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer *

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSWISS, INC.
(Name of Registrant)

Date: August 14, 2017

	By:	/s/ Leong Ming Chia
	Title:	Chief Executive Officer, Chief Financial Officer President, Director, Secretary, Treasurer
(Principal Executive Officer) (Principal Financial Officer)

