Form 10-Q
period 2017-09-30
DSwiss Inc
filed 2017-11-14
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2017
Common Stock, $.0001 par value	206,904,600

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2017 and December 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2017	December 31, 2016
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$571,019	$782,963
Trade receivables	11,747	2,878
Prepayment and deposits	17,165	17,143
Income tax receivables	853	803
Inventories	54,420	33,582
Total Current Assets	655,204	837,369

NON-CURRENT ASSETS
Property and equipment, net	61,057	75,005
Intangible assets, net	10,366	9,855
Total Non-Current Assets	71,423	84,860

TOTAL ASSETS	$726,627	$922,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	$4,973	$5,025
Other payables and accrued liabilities	23,547	39,558
Hire purchase creditor	199	3,045
Convertible notes payable	-	638,400
Amount due to director	29,139	18,685
Total Current Liabilities	57,858	704,713

NON- CURRENT LIABILITIES

Hire purchase creditor	15,317	14,874

TOTAL LIABILITIES	$73,175	$719,587

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,600 and 203,342,600 shares issued and outstanding as of September 30, 2017 and December 31, 2016 respectively	$20,690	$20,394
Additional paid in capital	1,395,426	757,322
Accumulated other comprehensive losses	(19,636)	(38,420)
Accumulated losses	(774,672)	(569,258)
TOTAL STOCKHOLDERS’ EQUITY	$621,808	$170,038
NON CONTROLLING INTEREST	31,644	32,604
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$726,627	$922,229

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and nine months ended September 30, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30
	2017	2016	2017	2016
REVENUE	$135,433	$116,847	$42,367	$20,978

COST OF REVENUE	(22,706)	(74,294)	882	(10,887)

GROSS PROFIT	112,727	42,553	43,249	10,091

OTHER INCOME	678	7	57	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(168,298)	(250,558)	(52,774)	(108,398)

OPERATING EXPENSES	(143,196)	(120,501)	(55,916)	(42,848)

OTHER OPERATING EXPENSES	(8,285)	(16,419)	(3,835)	(6,680)

PROFIT/(LOSS) BEFORE INCOME TAX	(206,374)	(344,918)	(69,219)	(147,835)

INCOME TAX PROVISION	-	-	-	-

NET PROFIT/(LOSS)	(206,374)	(344,918)	(69,219)	(147,835)
Non-Controlling Interest	960	6,599	460	1,397
Other comprehensive income/(loss):
- Foreign currency translation adjustment	18,784	(327)	(5,363)	(6,251)

Comprehensive income/(loss)	(186,630)	(338,646)	(74,122)	(152,689)

Net income/(loss) per share- Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	206,263,921	203,343,512	206,904,600	203,345,317

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Comprehensive Income / (Loss)	Accumulated Surplus / (Deficit)	Non-Controlling Interest	Total Equity
	Number of shares	Amount	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2016 (audited)	203,940,100	$20,394	$757,322	$(38,420)	$(569,258)	$32,604	$202,642
Shares issued upon conversion of convertible notes principal at $0.10 per share	280,000	28	27,972	-	-	-	28,000
Shares issued upon conversion of convertible notes principal at $0.20 per share	2,317,000	232	463,168	-	-	-	463,400
Shares issued upon conversion of convertible notes principal at $0.40 per share	367,500	36	146,964	-	-	-	147,000
Foreign currency translation adjustment	-	-	-	18,784	-	-	18,784
Net profit/(loss)	-	-	-	-	(205,414)	(960)	(206,374)
Balance as of September 30, 2017 (unaudited)	206,904,600	$20,690	$1,395,426	$(19,636)	$(774,672)	$31,644	$653,452

See accompanying notes to condensed consolidated financial statements

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine Months Ended September 30
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(206,374)	$(344,918)
Adjustments to reconcile net profit/(loss) to net cash used in operating activities:
Depreciation and amortization	18,431	14,727
Amortization for intangible assets	234	497
Changes in operating assets and liabilities:
Trade payables	3,680	655
Trade receivables	(3,254)	12,901
Other payables and accrued liabilities	(16,242)	(23,653)
Inventories	(18,972)	(26,185)
Prepayment and deposits	(8,415)	(5,964)
Net cash used in operating activities	(230,912)	(371,940)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(25,600)
Intangible assets	(756)	-

Net cash used in investing activities	(756)	(25,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from directors	9,200	4,497
Issuance of share capital	296	8,086
Additional paid in capital	638,104	-
Proceeds from non-controlling interest	-	35,876
Convertible note payables	(638,400)	424,900
Hire purchase finance	(2,938)	-

Net cash provided by financing activities	6,262	473,359

Effect of exchange rate changes on cash and cash equivalent	13,462	(12,424)

Net increase / (decrease) in cash and cash equivalents	(211,944)	63,395
Cash and cash equivalents, beginning of period	782,963	437,202
CASH AND CASH EQUIVALENTS, END OF PERIOD	$571,019	$500,597
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2017

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at September 30, 2017 and 2016 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2017 and 2016 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2016 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2016.

We have historically conducted our business through DSwiss Sdn Bhd, a private limited liability company, incorporated in Malaysia. DSwiss Holding Limited, incorporated in Seychelles, is an investment holding company with 100% equity interest in DSwiss (HK) Limited, a company incorporated in Hong Kong, which subsequently hold 100% equity interest in DSwiss Sdn. Bhd. On August 31, 2015, DSwiss, Inc. was restructured to be the holding company parent to, and succeed to the operations of, DSwiss Holding Limited. The former unit holder of DSwiss Holding Limited became the unit holder of DSwiss, Inc. and DSwiss Holding Limited became a wholly-owned subsidiary of DSwiss, Inc. This transaction was accounted for as a transaction among entities under common control and the assets, liabilities, revenues and expenses of DSwiss Holding Limited were carried over to and combined with DSwiss, Inc. at historical cost, and as if the transfer occurred at the beginning of the period. Prior periods have been retrospectively adjusted for comparative purposes.

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

The Company, through its subsidiaries and its variable interest entities (“VIEs”), mainly supplies high quality beauty products. Details of the Company’s subsidiaries and associates:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	DSwiss Holding Limited	Seychelles, May 28, 2015	1 share of ordinary share of US$1 each	Investment holding	100%

2.	DSwiss (HK) Limited	Hong Kong, May 28, 2015	1 share of ordinary share of HK$1 each	Supply of beauty products	100%

3.	DSwiss Sdn Bhd	Malaysia, March 10, 2011	2 shares of ordinary share of RM 1 each	Supply of beauty products	100%

4.	DSwiss Biotech Sdn Bhd(1)	Malaysia, March 17, 2016	250,000 shares of ordinary share of RM 1 each	Supply of biotech products	40%

5.	DS Asia Co., Ltd(1)	Thailand, April 27,2016	20,000 shares of ordinary share of THB 25 each	Trading beauty products	49%

6.	DSwiss International Trading (Shenzhen) Limited 德瑞絲國際貿易(深圳)有限公司	PRC, June 21, 2016	413,392 shares of ordinary share of RMB 1 each	Trading beauty products	100%

(1) Based on the contractual arrangements between the Company and other investors, the Company has the power to direct the relevant activities of these entities unilaterally, and hence the Company has control over these entities.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2017

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

Shipping and handling fees are expensed as incurred for the nine months ended September 30, 2017 were $2,411, while for the nine months ended September 30, 2016 were $2,736.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2017

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the nine months ended September 30, 2017.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2017

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

Translation of amounts from RM into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended
	September 30
	2017	2016

Period-end RM : US$1 exchange rate	4.22	4.46
Period-average RM : US$1 exchange rate	4.26	4.45
Period-end HK$ : US$1 exchange rate	7.81	7.75
Period-average HK$ : US$1 exchange rate	7.81	7.75
Period-end RMB : US$1 exchange rate	6.65	6.36
Period-average RMB : US$1 exchange rate	6.67	6.37
Period-end THB : US$1 exchange rate	33.53	36.44
Period-average THB : US$1 exchange rate	33.38	36.38

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, account receivables, accounts payables, other payables and accrued liabilities and amount due to directors approximate at their fair values because of the short-term nature of these financial instruments.

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the nine months ended September 30, 2017, the Company operates in four reportable operating segment in Malaysia, Thailand, China and Hong Kong.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2017

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. PROPERTY AND EQUIPMENT

	As of
	September 30, 2017	December 31, 2016
Computers and software	$86,651	$81,103
Furniture and fittings	$3,493	$2,797
Office equipment	$9,519	$8,465
Motor vehicles	$30,362	$29,085
Renovation	$18,083	$17,069
Total property and equipment	$148,108	$138,519
Accumulated depreciation	$(87,051)	$(63,514)
Property and equipment, net	$61,057	$75,005

Depreciation expense for the three and nine months ended September 30, 2017 were $7,080 and $21,240, respectively.

Depreciation expense for the three and nine months ended September 30, 2016 were $5,481 and $14,727, respectively.

5. INTANGIBLE ASSETS

	As of
	September 30, 2017	December 31, 2016
Trademarks	$11,573	$10,542
Amortization	$(1,207)	$(687)
Intangible assets, net	$10,366	$9,855

Amortization for the three and nine months ended September 30, 2017 were $159 and $511, respectively.

Amortization for the three and nine months ended September 30, 2016 were $171 and $497, respectively.

6. PREPAYMENT AND DEPOSITS

	As of
	September 30, 2017	December 31, 2016
Prepayment	$16,700	$16,691
Deposits	$465	$452
Total prepayment and deposits	$17,165	$17,143

7. INVENTORIES

	As of
	September 30, 2017	December 31, 2016
Finished goods, at cost	$54,420	$33,582
Total inventories	$54,420	$33,582

8. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	September 30, 2017	December 31, 2016
Other payables	$11,377	$18,000
Accrued audit fees	$8,073	$14,300
Accrued other expenses	$1,085	$1,922
Accrued professional fees	$3,012	$5,336
Total other payables and accrued liabilities	$23,547	$39,558

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. INCOME TAXES

For the nine months ended September 30 2017 and 2016, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Nine Months Ended September 30
	2017	2016
Tax jurisdictions from:
- Local	$(46,155)	$(40,578)
- Foreign, representing
Seychelles	$(1,729)	$(1,690)
Hong Kong	$(66,082)	$(148,732)
Malaysia	$(68,154)	$(123,913)
PRC	$(23,799)	$(17,779)
Thailand	$(455)	$(12,226)
Loss before income tax	$(206,374)	$(344,918)

The provision for income taxes consisted of the following:

Nine Months Ended September 30
	2017		2016
Current:
- Local		$-		$-
- Foreign		$-		$-

Deferred:	$		$
- Local		$-		$-
- Foreign		$-		$-
Income tax expense		$-		$-

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended September 30, 2016, there were no customers who accounted for 10% or more of the Company’s revenues.

For the three months ended September 30, 2017, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at period-end are presented as follows:

	For three months ended September 30
	2017	2016	2017	2016	2017	2016
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$9,852	$-	23%	-%	$-	$-
Customer B	$7,882	$-	19%	-%	$-	$-
	$17,734	$-	43%	-%	$-	$-

For nine months ended September 30, 2017 and 2016, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at period-end are presented as follows:

	For nine months ended September 30
	2017	2016	2017	2016	2017	2016
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$45,000	$14,600	33%	12%	$-	$-
Customer B	$35,945	$-	27%	-%	$-	$-
Customer C	$19,813	$-	15%	-%	$-	$-
	$100,758	$14,600	75%	12%	$-	$-

(b) Major vendors

For three months ended September 30, 2017 and 2016, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For three months ended September 30
	2017	2016	2017	2016	2017	2016
	Purchases		Percentage of Purchases		Account Payable, Trade
Vendor A	$4,770	$9,227	64%	42%	$-	$-
Vendor B	$2,671	$7,946	36%	37%	$-	$-
Vendor C	$-	$4,078	-%	19%	$-	$-
	$7,441	$21,251	100%	98%	$-	$-

For nine months ended September 30, 2017 and 2016, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For nine months ended September 30
	2017	2016	2017	2016	2017	2016
	Purchases		Percentage of Purchases		Account Payable, Trade
Vendor A	$29,216	$40,736	64%	55%	$6,539	$-
Vendor B	$14,919	$23,650	33%	32%	$-	$744
	$44,135	$64,386	97%	87%	$6,539	$744

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES

The Company entered into a new agreement with an independent third party to lease office premises in Malaysia on a monthly basis, for the operations of the Company. The rent expense for the period ended September 30, 2017 and September 30, 2016 were $5,278 and $11,747 respectively.

As of September 30, 2017, the Company has future minimum rental payments of $8,797 for office premises due under a non-cancellable operating lease in the next fifteen months.

Period ending December 31:
2017	$1,759
2018	$7,038
$8,797

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events “, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2017 up through the date was the Company presented these unaudited condensed financial statements.

During the period, the Company did not have any material recognizable subsequent event.

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

Results of Operation

For Three and Nine Months Ended September 30, 2017 and September 30, 2016.

For three and nine months ended September 30, 2017, we realized revenue in the amount of $42,367 and $135,433 respectively, while for three and nine months ended September 30, 2016 we realized revenues in the amount of $20,978 and $116,847 respectively. Our gross profits for the three and nine months ended September 30, 2017 were $43,249 and $112,727 respectively, which is greater than $10,091 and $42,553 for three and nine months ended September 30, 2016 respectively. We attribute the increase in revenue and gross profit to increase of market exposure and the introduction of new products in 2017. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

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

Our net loss for three and nine months ended September 30, 2017 were $69,219 and $206,374 respectively, while for three and nine months ended September 30, 2016 were $147,835 and $344,918 respectively. We attribute this decrease of net loss due to lower cost incurred during product sales and acquiring market share.

The introduction of Malaysia Goods & Services Tax (GST) is still has effect on the selling price and hence the revenue. Malaysia Goods & Services Tax of 6% was implemented on April 1, 2015. It has therefore been the primary cause as the resultant of the total increase of selling price on the products that are offered by the Company.

Liquidity and Capital Resources

For the nine months ended September 30, 2017, we had cash and cash equivalents of $571,019. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the nine months ended September 30, 2017, net cash used in operating activities was $230,912, compared to net cash used of $371,940 in the prior year. The operating cash flow performance primarily reflects the decrease in net operating loss compared to the prior year.

Investing Activities

For the nine months ended September 30, 2017, net cash used in investing activities was $756, reflecting the cost in register of trademarks. For the nine months ended September 30, 2016, net cash used in investing activities was $25,600, reflecting the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2017, net cash generated by financing activities was $6,262 reflecting proceed from the advance from the director.. For the nine months ended September 30, 2016, net cash generated from finance activities was $473,359 reflecting proceed from issuance of convertible notes.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of property and equipment. There are no capital expenditures for the nine months ended September 30, 2017.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2017.

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

ITEM 4 CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2017

	By:	/s/ Leong Ming Chia
	Title:	Chief Executive Officer, Chief Financial Officer President, Director, Secretary, Treasurer
(Principal Executive Officer) (Principal Financial Officer)

