Form 10-K
period 2017-12-31
DSwiss Inc
filed 2018-04-02
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2017

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

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter:

N/A.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 1, 2018
Common Stock, $0.0001 par value	206,904,600

DSwiss, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2017

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

We have historically conducted our business through DSwiss Sdn Bhd, a private limited liability company, incorporated in Malaysia. DSwiss Holding Limited, incorporated in Seychelles, is an investment holding company with 100% equity interest in DSwiss (HK) Limited, a company incorporated in Hong Kong, which subsequent hold 100% equity interest in DSwiss Sdn. Bhd. We have invested in DSwiss Biotech Sdn Bhd, a Company incorporated in Malaysia, and owned 40% equity interest. We have invested in DS Asia Co., Ltd, incorporated in Thailand, and owned 49% equity interest. The company has incorporate DSwiss International Trading (Shenzhen) Limited in China, with 100% equity interest on June 21, 2016.

The Company, through its subsidiaries and its variable interest entities (“VIEs”), mainly supplies high quality beauty products. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held
1.	DSwiss Holding Limited	Seychelles, May 28, 2015	1 share of ordinary share of US$1 each	Investment holding	100%
2.	DSwiss (HK) Limited	Hong Kong, May 28, 2015	1 share of ordinary share of HK$1 each	Supply of beauty products	100%
3.	DSwiss Sdn Bhd	Malaysia, June 10, 2011	2 shares of ordinary share of RM 1 each	Supply of beauty products	100%
4.	DSwiss Biotech Sdn Bhd (1)	Malaysia, March 17, 2016	250,000 shares of ordinary share of RM 1 each	Supply of biotech products	40%
5.	DS Asia Co., Ltd (1)	Thailand, April 27,2016	20,000 shares of ordinary share of THB 25 each	Trading beauty products	49%
6.	DSwiss International Trading (Shenzhen) Limited 德瑞絲國際 貿易(深圳)有限公司	PRC, June 21, 2016	413,392 shares of ordinary share of RMB 1 each	Trading beauty products	100%

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

DSwiss’s products are certified and approved by the Ministry of Health (“MOH”) Malaysia. Due to the stringent requirements from MOH Malaysia, we strive to upkeep the highest possible standard in our products to provide assurance and continuous commitment to providing quality products.

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

Our Products

D’Swiss Coffee

D’Swiss Coffee Plus is a combination of Citrus Extract and eight other natural ingredients for digestive health. Apart from cleansing your digestive system, the drink provides a soothing and refreshing sensation.

It’s Helps:

●	Reduce fat – reduces extra calories from your body fat and turn it into energy and inhibit the formation of fat
●	Suppress appetite and increase satiety – gives a fullness feeling to overcome hunger pangs
●	Digestive cleansing – detox toxins from the body
●	Natural & safe for consumption – lose weight the natural & healthy way
●	Alleviate constipation
●	Eliminate edema

D’Swiss Kiwi

The benefits of kiwi include strengthens the body’s immune system, improves skin complexion, reduces blood pressure and prevents heart disease and stroke. D’Swiss Kiwi Cell Detox reduces the risk of getting gastrointestinal diseases such as Irritable stomach disorders and Dermatitis.

It’s Helps:

●	Detoxify and dispose waste and toxins
●	Neutralize stomach excessive acid
●	Remove waste on the intestinal wall
●	Lose weight
●	Protect intestinal mucosa

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

Mallow Stem Cells are the traditional medicine in Europe and it is extracted from marshmallow flower. It helps to moisturize and repair damaged skin cells.

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

Our Equipment

D’Swiss Quantum Magnetic Analyzer

In year 2017, DSwiss launched Quantum Magnetic Analyzer, an equipment that rapidly reads and analyze body energy field to test the health status and suggest recommendations. Simply by holding sensors in your palm, health data will be collected and analyzed within minutes from various body systems.

The D’Swiss Quantum Magnetic Analyzer offers new high-tech innovation to collect data from the magnetic field of human cells for scientific analysis. This provides the user with a guide to determining their health status and potential problematic areas with prevention recommendations.

D’Swiss Quantum Magnetic Analyzer provides more than 30 types of test analysis. A complete health screening will help you to assess your overall health and to identify our risk factors for disease.

Trademark

The company owned several trademark register under its subsidiaries in respective jurisdiction of which the subsidiary is operates.

Category	Registration Number	Trade Marks Logo	Ownership	Country	Date of Effective & Duration
Trademark	2014050439	[Class 30]	DSwiss Sdn Bhd	Malaysia	January 13, 2014 For 10 Years
Trademark	2014050437	[Class 3]	DSwiss Sdn Bhd	Malaysia	January 13, 2014 For 10 Years
Trademark	303538198	[Class 3] [Class 30] [Class 32]	DSwiss (HK) Limited	Hong Kong	January 17, 2017 For 10 Years

Trademark	KH/67854/16	[Class 3]	DSwiss (HK) Limited	Cambodia	February 29, 2016 For 10 Years
Trademark	4/3643/2016	[Class 3]	DSwiss (HK) Limited	Myanmar	April 4, 2016 For 3 Years
Trademark	4/3644/2016	[Class 30]	DSwiss (HK) Limited	Myanmar	April 4, 2016 For 3 Years
Trademark	40201603915Q	[Class 3]	DSwiss (HK) Limited	Singapore	March 3, 2016 For 10 Years
Trademark	40201603916W	[Class 30]	DSwiss (HK) Limited	Singapore	March 3, 2016 For 10 Years
Trademark	18053593	[Class 32]	DSwiss (HK) Limited	PRC	November 21, 2016 For 10 Years

Future Plan

Marketing Campaign and Publicity Enhancement

The company is actively seeking opportunity to increase the market share beauty and health industry locally and overseas, of which requires continuous spending on marketing campaign primarily via social media and other online e-commerce platform which already in place currently to ensure the company product exposure and brand awareness.

Future marketing campaign and publicity enhancement will be conduct thru but not limited to following:

1.	Revamp our current website and appointing IT expertise to perform Search Engine Optimization which enables company to step up in company publicity and product publicity.
2.	The company will appoint several Charity Ambassadors as our products emissary of which we will sponsor a large sum of products to potential charity.

Campaign are customized based on the regions, countries, genders and cultures. Currently our products are available in China, Hong Kong, Malaysia, Thailand, Singapore and Indonesia.

Product Research and Development

The company decided to allocate funds into developing new product lines that may be more appealing to other markets. Such development will require market research and testing of physical products for overall effectiveness, not to mention approval by respective regulatory bodies in the areas that such products will be sold in. Currently the company is undergoing a research on the benefit of functional foods enhancing the function of human liver and lungs. The company also intended to conduct research and development on the benefits of Royal Epigen P5 and Multi-Lamellar Emulsion (MLE) towards human skin, potentially launching a new skin care product.

Health Lounge Ventures

As part of 2018 business development, the company has decided to venture into health lounge operation in China to bolster its health improvement facility available to the local society. These health lounges will be our one stop integrated health analysis and evaluation center, it will provide body mass index analysis, resonance analysis of quantum weak magnetic field, negative ion glasses and Static Electricity Therapy Chair. We would also be looking into creating a personalized beauty and health care products upon customer visits and analysis from our staffs within our health lounges to better create products more suited to each specific customer. We are offering franchisees to share a big health business model. The unified operation and management mode including store design, equipment input, inventory system, service content, price setting, staff training and so on. Online and offline combination, joint level government program, Belt and Road strategies and its sharing of promotion model. Experience and witness the unique products, health equipment and technology marketing model.

Original Equipment Manufacturer (OEM) and Original Design Manufacturer (ODM)

The company intended to venture upstream by providing Original Equipment Manufacturing and Original Design Manufacturing services in aforementioned functioning food product of which is currently under research and development to China, Hong Kong and Malaysia.

Human Resources and Talent Development

Taking into consideration of aforementioned development, the company is well aware that with existing man power is far from sufficient to materialization of future plan, thus spending on human resources and talent development is inevitable, including but not limited to internal admin and operation, sales and marketing, accounting and finance as well as top management.

Merger and Acquisition

The company is actively seeking opportunity to merge and acquire potential target company to derive extraordinary synergies in multiple segments but limited to healthcare, bio-technology, beauty slimming and wellness, food science and related industries. The management believe that organic growth itself is incapable to cope with the expectation of shareholders in current dynamic business environment, thus via merger and acquisition the company can create greater value to every stakeholders not limiting to shareholders.

Competition

The beauty and healthcare industry is highly competitive, we might be in disadvantage competing with competitor who greater reserve or access to capital than we do to carry out operations and marketing efforts. We hope to maintain our competitive advantage by utilizing the experience, knowledge, and expertise of our current staff as well as offering exemplary our customer service.

Customers

For the year ended December 31, 2017, the Company has generated $181,398 revenue from clients under the ordinary course of business of the company. The revenue mainly represented sales to agent and direct sales to clients on social media.

Employees

As of December 31, 2017, the company have seven (7) full time employees including Mr. Leong Ming Chia which is our Chief Executive Officer, director, secretary and treasurer that works full time.

On May 31, 2017, the company has been through a management restructuring, as a result a Form 8-K was filed with the Securities and Exchange Commission on May 31, 2017 which can be summarized as follow:

1.	Mr. Chua Lee Yee resigned from the positions with the Company, including that of Chief Financial Officer, Secretary, Treasurer and Director of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Chua Lee Yee has been the Chief Financial Officer, Secretary, Treasurer and Director of the Company since September 8, 2015.
2.	Mr. Cheng Zhee Long resigned from the position of the Director of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Cheng Zhee Long has been the Director of the Company since September 10, 2015.
3.	Mr. Heung Wing Wai resigned from the position of the Director of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Heung Wing Wai has been the Director of the Company since May 28, 2015.
4.	Mr. Wong Sui Ting was appointed as the new director of the company.

Currently, both of our directors all have the flexibility to work on our business up to 25 to 30 hours per week, but are prepared to devote more time if necessary.

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

ITEM 2. PROPERTIES

Our principal executive office is located at A-08-06, Tropicana Avenue, Tropicana Golf & Country Resort, 47410, Petaling Jaya, Selangor, Malaysia.

In November 2016, the Company obtained a loan in the principal amount of MYR80,000 (approximately $18,856) from Public Bank (Malaysia) Berhad, a financial institution in Malaysia, to finance the acquisition of a motor vehicle. The loan bears interest at the base lending rate less 3.94% per annum, is payable in 60 monthly instalments of MYR1,596 (approximately $356) each and matures in November 2021.

As of December 31, 2017, the company has an outstanding loan to be settle for aforementioned acquisition of motor vehicle of MYR75,012 (approximately $18,036), of which MYR19,152 (approximately $4,605) to be settle in 12 instalments in year 2018 and MYR55,860 (approximately $13,431) to be settle in 35 instalment after year 2018.

Loan acquired for the acquisition of motor vehicle mentioned above are denominated in MYR, of which subjected to the fluctuation in reporting currency.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Pink under the trading symbol “DQWS.” Our common stock did not trade prior to June 20, 2017.

Trading in stocks quoted on the OTC Pink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2017	Highest Bid	Lowest Bid
First Quarter	Not Quoted	Not Quoted
Second Quarter	$0.88	$0.88
Third Quarter	$0.88	$0.88
Fourth Quarter	$1.20	$1.00

Holders

As of December 31, 2017, we had 206,904,600 shares of our Common Stock par value, $.0001 issued and outstanding. There were 158 beneficial owners of our Common Stock.

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

Unregistered Sales of Equity Securities

On March 1, 2017, the company has fully convert Convertible Payable issued in year 2015 and 2016 to common shares of the company, resulted in additional issuance of 2,964,500 common shares.

As of December 31, 2017, we had 206,904,600 shares of our Common Stock par value, $.0001 issued and outstanding.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2017.

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

Results of Operations

Revenues For the year ended December 31, 2017 and 2016

The Company has generated a revenue of $181,398 and $137,181 for the year ended December 31, 2017 and 2016 respectively. Revenue has increased by $44,217 which is a 32.23% increase comparatively. The revenue mainly represented the supplies of beauty products to the customers. We contribute our increase in revenue towards the success in local and oversea marketing effort.

Cost of Revenue and Gross Margin

Cost of revenue for the company year ended December 31, 2017 amounted to $36,030 as compared to $64,937 for the year ended December 31, 2016. Decrease of $28,907 or 44.52% in cost of revenue despite the increase in revenue was contributed by lower packing material cost and product purchase price. As a result, the gross profit has increase from $72,244 for the year ended December 31, 2016 to $145,368 for the year ended December 31, 2017, while the gross margin of the company increased from 52.66% in year ended December 31, 2017 to 80.14% in year ended December 31, 2017, which is a net increase of 27.48%.

Operating Expenses

Selling and distribution expenses for the year ended December 31, 2017 and 2016 amounted to $60,368 and $24,830 respectively, the increase of $35,538 which is 143.13% higher comparatively, such increase was associated with the increase in revenue.

Administrative expenses for the year ended December 31, 2017 and 2016 amounted to $144,181 and $370,037 respectively, the decrease of $225,856 which is 61.04% lower comparatively, we contribute such decrease towards the company stringent cost control.

Operating expenses for the year ended December 31, 2017 and 2016 amounted to $166,552 and $170,199 respectively, the decrease of $3,647 which is 2.14% lower comparatively.

Other operating expenses for the year ended December 31, 2017 and 2016 amounted to $60,125 and $23,209 respectively, the increase of $36,916 which is 159.06% higher comparatively.

Net Loss and Net Loss Margin

The net loss for the year was $284,892 for the year ended December 31, 2017 as compared to $516,018 for the year ended December 31, 2016. The decrease in net loss of $231,126 which is a 44.80% lower comparatively. Such improvement can be contributed to the substantial increase in gross income and decrease in operating expenses. Taking into the loss for the year ended December 31, 2017, the accumulated loss for the company has increased from $569,258 to $853,637.

Liquidity and Capital Resources

As of December 31, 2017, we had working capital surplus of $532,537 compared to $132,656 as of December 31, 2016. Substantial increase in working capital was caused by the conversion of Convertible Payable Notes, of which in was reclassified as equity instead of liability. The cash in hand as of December 31, 2017 were $498,516 compared to $782,963 as of December 31, 2016.

Net cash used in operating activities for the year ended December 31, 2017 was $345,596 as compared to net cash used in operating activities of $550,296 for the year ended December 31, 2016. The cash used in operating activities are mainly for incorporation cost, filing fees, professional fees, and general expenses.

Net cash used in investing activities for the year ended December 31, 2017 was $1,986 as compare to net cash of investing activities for the year ended, 2016 were $62,586. The cash used in investing activities are mainly for purchase of plant & equipment, and registered trademark.

Net cash provided by financing activities for the year ended December 31, 2017 was $16,251 as compared to $981,009 for the year ended December 31, 2016. The cash provided by financing activities is from proceeds from initial public offering.

The revenues generated from our current business operations alone may not be sufficient to fund our operations or planned growth. We will likely require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

Critical Accounting Policies and Estimates

Finance leases

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a finance lease, the Company as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s depreciation policy if the title is to eventually transfer to the Company. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of ASC Topic 835-30, “Imputation of Interest”.

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

Shipping and handling fees are expensed as incurred for the year ended December 31, 2017 were $4,601, while for the year ended December 31, 2016 were $3,117.

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

Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trademarks in Malaysia and Hong Kong which are amortized on a straight-line basis over a useful life of ten years.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the year ended December 31, 2017.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended December 31, 2017 and year ended December 31, 2016. The Company and its subsidiary are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of amounts from RM into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2017	2016

Period-end RM : US$1 exchange rate	4.06	4.49
Period-average RM : US$1 exchange rate	4.16	4.39
Period-end HK$ : US$1 exchange rate	7.82	7.75
Period-average HK$ : US$1 exchange rate	7.81	7.75
Period-end RMB : US$1 exchange rate	6.51	6.94
Period-average RMB : US$1 exchange rate	6.61	6.72
Period-end THB : US$1 exchange rate	32.61	35.82
Period-average THB : US$1 exchange rate	32.93	33.91

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2017.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at December 31, 2017, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2018.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Leong Ming Chia	35	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director
Wong Sui Ting	45	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Leong Ming Chia - President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

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

On May 31, 2017, upon the resignation of Mr. Chua Lee Yee resignation as a Chief Financial Officer, Secretary, Treasurer and Director, Mr. Leong has took over the position as a Chief Financial Officer, Secretary and treasurer along with existing position as the Chief Executive Officer, President and Director.

Mr. Leong’s experience in the marketing and business development have led the Board of Director to reach the conclusion that he should serve as a Director of the Company.

Wong Sui Ting - Director

Mr. Wong serves as a Director in the Company. Mr. Wong holds a Bachelor of Business (Accounting) from Monash University since year 1995. Also, he is an Associate Member of Malaysia Institute of Accountancy (MIA, Chartered Accountant) since 1999 and CPA Australia since 1998. Mr. Wong co-founded Qinetics Solutions Sdn Bhd in 2000 and acts as Chief Financial Officer since the establishment. He was tasked with overseeing and managing the overall financial affairs and operations of Qinetics, playing an active role in corporate decisions and strategies. In 2011, Mr. Wong co-founded and acts as Chief Executive Officer of Forum Digital Sdn Bhd. His responsibility in the company is to oversee the operation and in charge of business development of the company.

Mr. Wong’s experience in accounting and the financial industry, as well as his knowledge of business development, has led the Board of director to reach the conclusion that he should serve as the director of the Company. On May 31, 2017, Mr. Wong was appointed as the director of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the period December 31, 2017, for services rendered in all capacities to us.

Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leong Ming Chia, President, Chief Executive Officer,	For the year ended December 31, 2017.	130,853	-	-	-	-	-	-	130,853
Chief Financial Officer, Treasurer, Secretary and Director (1)	For the year ended December 31, 2016.	128,750	-	-	-	-	-	-	128,750

Wong Sui Ting Director (2)	For the year ended December 31, 2017.	-	-	-	-	-	-	-	-
	For the year ended December 31, 2016.	-	-	-	-	-	-	-	-

(1)	On September 8, 2015 Leong Ming Chia was appointed Chief Executive Officer, President and a member of our Board of Directors. On May 31, 2017, upon the resignation of Chua Lee Yee from the position of Chief Financial Officer, Treasurer, Secretary and Director, Leong Ming Chia replaced Chua Lee Yee as the Chief Financial Officer, Treasurer and Secretary of the company.
(2)	On May 31, 2015 Wong Sui Ting was appointed as a member of our Board of Director.

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

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2017.

Name and Principle Position	Period	Fee ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leong Ming Chia, President, Chief Executive Officer,	For the year ended December 31, 2017.	18,000	-	-	-	-	-	-	18,000
Chief Financial Officer, Treasurer, Secretary and Director (1)	For the year ended December 31, 2016.	18,000	-	-	-	-	-	-	18,000

Wong Sui Ting Director (2)	For the year ended December 31, 2017.	-	-	-	-	-	-	-	-
	For the year ended December 31, 2016.	-	-	-	-	-	-	-	-

(1)	On September 8, 2015 Leong Ming Chia was appointed Chief Executive Officer, President and a member of our Board of Directors. On May 31, 2017, upon the resignation of Chua Lee Yee from the position of Chief Financial Officer, Treasurer, Secretary and Director, Leong Ming Chia replaced Chua Lee Yee as the Chief Financial Officer, Treasurer and Secretary of the company.
(2)	On May 31, 2015 Wong Sui Ting was appointed as a member of our Board of Director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2017, the Company has 206,904,600 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of April 1, 2017 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Shareholders(1)	Amount and Nature of Shareholders Ownership	Percent of Class

Common Stock	Leong Ming Chia (i), (ii), (iii) A-08-06, Tropicana Avenue, Tropicana Golf & Country Resort, 47410, Petaling Jaya, Selangor, Malaysia.	139,937,500	67.63%

Common Stock	Wong Sui Ting (ii) 30, Jalan Puteri 8/3, Bandar Puteri Puchong, 47100 Puchong, Selangor, Malaysia.	50,000	0.02%

	All of the officers and directors as a group (iv)	139,987,500	67.65%

Common Stock	Greenpro Venture Capital Limited Omc Offices, Babrow Building, The Valley, Ai-2640, Anguilla, Bwi	60,000,000	29.00%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (206,904,600 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Based on the total issued and outstanding shares of 206,904,600 as of the date of this Annual Report.

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

Related Party Transactions

Related party transaction amounted of $17,940 and $26,400 for the year ended December 31, 2017 and December 31, 2016 respectively for professional services provided by a subsidiary of the holding company of our corporate shareholder, Greenpro Venture Capital Limited.

On November 22, 2016, the Company purchased a motor vehicle from Leong Ming Chia, whom is our Chief Executive Officer, President, Director for value of MYR134,587 (approximately $30,002).

For the year ended December 31, 2017, DSwiss International Trading (Shenzhen) Limited, a subsidiary of the Company had made a non-trade transaction with a subsidiary of the holding company of our corporate shareholder, Greenpro Venture Capital Limited amounting to $3,116.

DSwiss (HK) Limited made trade transactions with DSwiss Sdn Bhd amounted to $44,427 and the outstanding balance of related party trade payables as at December 31, 2017 are $4,532. However, these transactions have been eliminated upon consolidation.

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

Director Independence

Our board of directors is currently composed of two members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Total Asia Associates, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	For the year ended December 31, 2017	For the year ended December 31, 2016
Audit fees	$15,000	$14,300
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$15,000	$14,300

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

DSWISS, INC.
(Name of Registrant)

Date: April 1, 2017

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Dswiss Inc

A-08-06, Tropicana Avenue,

Tropicana Golf & Country Resort,

47410, Petaling Jaya,

Selangor, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dswiss Inc (the ‘Company’) as of December 31, 2017 and 2016, and the related consolidated statements of income, stockholders’ equity, and cash flows for the each of the two years in the period ended of December 31, 2017 and 2016, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017.

/s/ TOTAL ASIA ASSOCIATES
TOTAL ASIA ASSOCIATES

Petaling Jaya, Malaysia
April 1, 2018

DSWISS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$498,516	$782,963
Account receivables	11,741	2,878
Prepaid expenses and deposit	76,360	17,143
Income tax receivables	886	803
Inventories	19,126	33,582

Total current assets	606,629	837,369

NON-CURRENT ASSETS
Property and equipment, net	56,634	75,005
Intangible assets, net	10,212	9,855
	66,846	84,860

TOTAL ASSETS	$673,475	$922,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,754	$5,025
Other payables and accrued liabilities	26,226	39,558
Hire purchase creditor	3,571	3,045
Amount due to a director	40,541	18,685
Convertible notes payable	-	638,400

Total current liabilities	74,092	704,713

NON-CURRENT LIABILITIES
Hire purchase creditor	12,126	14,874
Convertible notes payable	-	-

TOTAL LIABILITIES	86,218	719,587

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,600 and 203,904,600 shares issued and outstanding as of December 31, 2017 and 2016 respectively	20,690	20,394
Additional paid-in capital	1,395,426	757,322
Accumulated other comprehensive losses	(7,313)	(38,420)
Accumulated deficit	(853,637)	(569,258)

TOTAL DSWISS, INC. STOCKHOLDERS’ EQUITY	555,166	170,038
NON-CONTROLLING INTEREST	32,091	32,604
TOTAL STOCKHOLDERS’ EQUITY	587,257	202,642

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$673,475	$922,229

See accompanying notes to consolidated financial statements.

DSWISS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended December 31, 2017	For the year ended December 31, 2016
REVENUE	$181,398	$137,181

COST OF REVENUE	(36,030)	(64,937)

GROSS PROFIT	145,368	72,244

OTHER INCOME	966	13

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(204,549)	(394,867)

OPERATING EXPENSES	(166,552)	(170,199)

OTHER OPERATING EXPENSES	(60,125)	(23,209)

LOSS BEFORE INCOME TAX	(284,892)	(516,018)

INCOME TAXES PROVISION	-	-

NET LOSS	$(284,892)	$(516,018)

Net Loss attributable to Non-Controlling Interests	513	7,953

Net Loss attributable to Controlling Interests
Other comprehensive income/(loss):
- Foreign exchange adjustment gain	31,107	(25,199)
COMPREHENSIVE LOSS	$(253,272)	$(533,264)

Net loss per share- Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	206,425,407	203,457,000

See accompanying notes to consolidated financial statements.

DSWISS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEAR ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED	ACCUMULATED	NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	SURPLUS/ (DEFICIT)	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of January 1, 2016	203,342,600	$20,334	$279,296	$(13,221)	$(61,193)	$-	$225,216
Paid in capital at $0.80 per share	597,500	60	477,940	-	-	-	478,000
Net loss for the year	-	-	-	-	(508,065)	(7,953)	(516,018)
Reinstate additional paid up	-	-	86	-	-	-	86
Acquisition of subsidiaries	-	-	-	-	-	40,557	40,557
Foreign currency translation adjustment	-	-	-	(25,199)	-	-	(25,199)
Balance as of December 31, 2016	203,940,100	$20,394	$757,322	$(38,420)	$(569,258)	$32,604	$202,642
Shares issued upon conversion of convertible notes principal at $0.10 per share	280,000	28	27,972	-	-	-	28,000
Shares issued upon conversion of convertible notes principal at $0.20 per share	2,317,000	232	463,168	-	-	-	463,400
Shares issued upon conversion of convertible notes principal at $0.40 per share	367,500	36	146,964	-	-	-	147,000
Net loss for the year	-	-	-		(284,379)	(513)	(284,892)
Foreign currency translation adjustment	-	-	-	31,107	-	-	31,107
Balance as of December 31, 2017	206,904,600	$20,690	$1,395,426	$(7,313)	$(853,637)	$32,091	$587,257

See accompanying notes to consolidated financial statements

DSWISS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended December 31, 2017	For the year ended December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(284,892)	$(516,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,463	19,804
Amortization for intangible assets	701	687
Changes in operating assets and liabilities:
Accounts receivable	(3,335)	12,692
Accounts payable	2,027	(3,214)
Inventories	17,004	(32,172)
Other payables and accrued liabilities	(13,598)	(15,404)
Prepaid expenses and deposits	(89,966)	(16,671)
Cash used in operating activities	(345,596)	(550,296)
Taxation refund	-	-
Taxation paid	-	-
Net cash used in operating activities	(345,596)	(550,296)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(944)	(54,966)
Intangible assets	(1,042)	(7,620)

Net cash used in investing activities	(1,986)	(62,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from directors	19,465	18,922
Proceed from issuance of common stock	638,400	478,000
Proceeds from hire purchase finance	(3,214)	17,919
Proceeds from non-controlling interest	-	41,268
Proceeds from issuance of convertible notes payable	(638,400)	424,900

Net cash provided by financing activities	16,251	981,009

Effect of exchange rate changes on cash and cash equivalent	46,884	(22,366)

Net change in cash and cash equivalents	(284,447)	345,761
Cash and cash equivalents, beginning of year	782,963	437,202

CASH AND CASH EQUIVALENTS, END OF YEAR	$498,516	$782,963
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

The Company, through its subsidiaries and its variable interest entities (“VIEs”), mainly supplies high quality beauty products. Details of the Company’s subsidiaries:

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

As of December 31, 2017, the Company suffered an accumulated deficit of $853,637 and continuously incurred a net operating loss of $284,892 for year ended December 31, 2017. The continuation of the Company as a going concern through December 31, 2017 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the year ended December 31, 2017.

Finance leases

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a finance lease, the Company as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s depreciation policy if the title is to eventually transfer to the Company. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of ASC Topic 835-30, “Imputation of Interest”.

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Translation of amounts from RM into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2017	2016

Period-end RM : US$1 exchange rate	4.06	4.49
Period-average RM : US$1 exchange rate	4.16	4.39
Period-end HK$ : US$1 exchange rate	7.82	7.75
Period-average HK$ : US$1 exchange rate	7.81	7.75
Period-end RMB : US$1 exchange rate	6.51	6.94
Period-average RMB : US$1 exchange rate	6.61	6.72
Period-end THB : US$1 exchange rate	32.61	35.82
Period-average THB : US$1 exchange rate	32.93	35.91

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

On On March 1, 2017, various note holders converted $638,400 in principal into 2,964,500 shares of common stock. The conversion price ranged from $0.1 to $0.4 per share.

As of December 31, 2017, the Company had a total of 206,904,600 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. PROPERTY AND EQUIPMENT

	As of December 31,	As of December 31,
	2017	2016
Computers and software	$90,268	$81,103
Furniture and fittings	3,063	2,797
Office equipment	9,586	8,465
Motor vehicle	32,107	29,085
Renovation	18,843	17,069
Total property and equipment	$153,867	$138,519
Accumulated depreciation	(97,233)	(63,514)
Property and equipment, net	$56,634	$75,005

Depreciation expense for the year ended December 31, 2017 and December 31, 2016 were $26,463 and $19,804, respectively.

7. INTANGIBLE ASSETS

	As of December 31,	As of December 31,
	2017	2016
Trademarks	$11,629	$10,542
Amortization	(1,417)	(687)
Intangible assets, net	$10,212	$9,855

Amortization for the year ended December 31, 2017 and December 31, 2016 were $701 and $687, respectively.

8. PREPAID EXPENSES AND DEPOSITS

	As of December 31,	As of December 31,
	2017	2016
Prepaid expenses	$3,334	$16,691
Deposits	65,098	452
Other Receivable	7,928	-
Total prepaid expenses and deposits	$76,360	$17,143

9. INVENTORIES

	As of December 31,	As of December 31,
	2017	2016
Finished goods, at cost	$19,126	$33,582
Total inventories	$19,126	$33,582

10. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31,	As of December 31,
	2017	2016
Other payables	$10,712	$18,000
Accrued audit fees	15,000	14,300
Accrued other expenses	514	1,922
Accrued professional fees	-	5,336
Total payables and accrued liabilities	$26,226	$39,558

11. HIRE PURCHASE CREDITOR

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 3.94% per annum, due through November, 2021, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of December 31, 2017	As of December 31, 2016
Finance lease	$18,033	$21,449
Less: interest expense	(2,336)	(3,530)
Net present value of finance lease	$15,697	$17,919

Current portion	$3,571	$3,045
Non-current portion	12,126	14,874
Total	$15,697	$17,919

As of December 31, 2017, the maturities of the finance lease for each of the years are as follows:

2018	3,573
2019	3,871
2020	4,169
2021	4,084
Total	$15,697

12. AMOUNT DUE TO DIRECTOR

As of December 31, 2017 and December 31, 2016, a director of the Company advanced $40,541 and $18,685, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. CONVERTIBLE NOTES PAYABLE (Fully Converted)

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

As of December 31, 2017 there are no convertible promissory notes outstanding.

Presently, there is no public market for the common shares. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted. We cannot assure you that there will be a market for our common stock in the future.

14. INCOME TAXES

For the year ended December 31, 2017 and year ended December 31, 2016, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended December 31, 2017	For the year ended December 31, 2016

Tax jurisdictions from:
- Local	$(62,850)	$(117,244)
- Foreign, representing
Seychelles	(1,729)	(1,690)
Hong Kong	(96,374)	(180,041)
Malaysia	(96,598)	(163,154)
PRC	(26,951)	(39,701)
Thailand	(390)	(14,188)

Loss before income tax	$(284,892)	$(516,018)

The provision for income taxes consisted of the following:

	For the year ended December 31, 2017	For the year ended December 31, 2016

Current:
- Local	$-	$-
- Foreign (Malaysia)	-	(26)

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$(26)

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

Malaysia

DSwiss Sdn Bhd and DSwiss Biotech Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 18% to 24% on its assessable income.

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended December 31, 2017, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year-end are presented as follows:

	For the year ended December 31
	2017	2016	2017	2016	2017	2016
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$53,113	$18,038	29%	13%	$-	$-
Customer B	$45,000	$-	25%	-%	$-	$-
	$98,113	$18,038	54%	13%	$-	$-

(b) Major vendors

For the year ended December 31, 2017, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year-end are presented as follows:

	For the year ended December 31
	2017	2016	2017	2016	2017	2016
	Purchases		Percentage of Purchases		Account Payable, Trade
Vendor A	$30,650	$37,554	62%	42%	$15,325	$-
Vendor B	$15,651	$21,803	32%	24%	$-	$-
Vendor C	$-	$14,650	-%	16%	$-	$-
	$46,301	$74,007	94%	82%	$-	$-

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(d) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Hong Kong Dollar and Malaysia Ringgit converted to US Dollar on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

16. COMMITMENTS AND CONTINGENCIES

Upon the expiration of tenancy agreement on June 30, 2017, the Company has entered into a new agreement on July 1, 2017 for a period of one (1) year with an independent third party to lease office premises in Malaysia on a monthly basis, for the operations of the Company. The Company’s subsidiary leases an office premise in the PRC has expired in May 2017. The rent expense for the year ended December 31, 2017 and December 31, 2016 were $12,773 and $17,875 respectively.

As of December 31, 2017, the Company has future rental payments of $3,967 for office premises due under a cancellable operating lease in the next six months for Malaysia office premises, however upon pre-maturity cancellation the company must surrender a deposit amounted to $1,322 which is equivalent to two (2) months rental.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2017 up through the date the Company issued the audited consolidated financial statements.

18. RELATED PARTY TRANSACTIONS

Related party transaction amounted of $17,940 and $26,400 for the year ended December 31, 2017 and December 31, 2016 respectively for professional services provided by a subsidiary of the holding company of our corporate shareholder, Greenpro Venture Capital Limited.

On November 22, 2016, the Company purchased a motor vehicle from Leong Ming Chia, whom is our Chief Executive Officer, President, Director for value of MYR134,587 (approximately $30,002).

For the year ended December 31, 2017, DSwiss International Trading (Shenzhen) Limited, a subsidiary of the Company had made a non-trade transaction with a subsidiary of the holding company of our corporate shareholder, Greenpro Venture Capital Limited amounting to $3,116.

DSwiss (HK) Limited made trade transactions with DSwiss Sdn Bhd amounted to $44,427 and the outstanding balance of related party trade payables as at December 31, 2017 are $4,532. However, these transactions have been eliminated upon consolidation.

The related party transaction is generally transacted in an arm-length basis at the current market value in the normal course of business.

