Form 10-Q
period 2018-03-31
DSwiss Inc
filed 2018-05-18
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission File Number 333-208083

DSwiss, Inc.

(Exact name of registrant issuer as specified in its charter)

Nevada	47-4215595
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

A-08-06, Tropicana Avenue,

Tropicana Golf & Country Resort,

47410, Petaling Jaya,

Selangor, Malaysia

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (603) 7624-3213

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2018
Common Stock, $.0001 par value	206,904,600

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2018 and December 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2018	December 31, 2017
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$428,566	$498,516
Trade receivables	13,731	11,741
Prepayment and deposits	32,204	76,360
Income tax receivables	932	886
Inventories	56,840	19,126
Total Current Assets	532,273	606,629

NON-CURRENT ASSETS
Property and equipment, net	55,213	56,634
Intangible assets, net	10,498	10,212
Total Non-Current Assets	65,711	66,846

TOTAL ASSETS	$597,984	$673,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	$3,948	$3,754
Other payables and accrued liabilities	27,134	26,226
Hire purchase creditor	3,866	3,571
Amount due to a director	36,796	40,541
Total Current Liabilities	71,744	74,092

NON- CURRENT LIABILITIES
Hire purchase creditor	11,852	12,126

TOTAL LIABILITIES	$83,596	$86,218

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,600 and 206,904,600 shares issued and outstanding as of March 31, 2018 and December 31, 2017 respectively	$20,690	$20,690
Additional paid in capital	1,395,426	1,395,426
Accumulated other comprehensive profit/(loss)	6,343	(7,313)
Accumulated profit/(loss)	(936,629)	(853,637)
TOTAL STOCKHOLDERS’ EQUITY	$485,830	$555,166
NON CONTROLLING INTEREST	28,558	32,091
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$597,984	$673,475

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three months ended March 31, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2018	2017
REVENUE	$36,694	$35,516

COST OF REVENUE	(13,078)	(13,154)

GROSS PROFIT	23,616	22,362

OTHER INCOME	550	17

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(63,935)	(54,532)

OPERATING EXPENSES	(40,129)	(48,039)

OTHER OPERATING EXPENSES	(6,627)	(216)

LOSS BEFORE INCOME TAX	(86,525)	(80,408)

INCOME TAX PROVISION	-	-

NET LOSS	$(86,525)	(80,408)
Non Controlling Interest	3,533	102
Other comprehensive income/(loss):
- Foreign currency translation adjustment	13,656	4,342

Comprehensive loss	(69,336)	(75,964)

Net income/(loss) per share- Basic and diluted	(0)	(0)

Weighted average number of common shares outstanding – Basic and diluted	206,904,600	204,961,206

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”))

(unaudited)

	COMMON STOCK
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED (DEFICIT)	NON- CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2017 (audited)	206,904,600	$20,690	$1,395,426	$(7,313)	$(853,637)	$32,091	$587,257
Foreign currency translation adjustment	-	-	-	13,656	-	-	13,656
Net profit/(loss)	-	-	-	-	(82,992)	(3,533)	(86,525)
Balance as of March 31, 2018 (unaudited)	206,904,600	$20,690	$1,395,426	$6,343	$(936,629)	$28,558	$514,388

See accompanying notes to condensed consolidated financial statements

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86,525)	$(80,408)
Adjustments to reconcile net profit/(loss) to net cash used in operating activities:
Depreciation and amortization	4,971	5,249
Amortization for intangible assets	180	75
Changes in operating assets and liabilities:
Trade payable	2,003	16,959
Trade receivable	-	(3,113)
Other payables and accrued liabilities	851	(16,012)
Inventories	(35,562)	(17,356)
Prepaid expenses and deposits	44,901	(8,835)
Net cash used in operating activities	(69,181)	(103,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(704)	-
Intangible assets	(475)	(952)

Net cash used in investing activities	(1,179)	(952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from directors	(5,740)	-
Issuance of share capital	-	296
Additional paid in capital	-	638,104
Convertible note payables	-	(638,400)
Repayment of hire purchase	(917)	(1,016)

Net cash used in financing activities	(6,657)	(1,016)

Effect of exchange rate changes on cash and cash equivalent	7,067	1,330

Net decrease in cash and cash equivalents	(69,950)	(104,079)
Cash and cash equivalents, beginning of period	498,516	782,963
CASH AND CASH EQUIVALENTS, END OF PERIOD	$428,566	$678,884
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at March 31, 2018 and 2017 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2018 and 2017 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2017 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2017.

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

Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses. Shipping and handling fees are expensed as incurred for the three months ended March 31, 2018 were $410, while for the three months ended March 31, 2017 were $1,330.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Selling and distribution expenses

Selling and distribution expenses are primarily comprised of travelling and accommodation, transportation fees such as petrol, toll and parking and shipping and handling fees.

Cash and cash equivalents

The Company consider all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalent.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the three months ended March 31, 2018.

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

Translation of amounts from RM into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2018	2017

Period-end RM : US$1 exchange rate	3.86	4.43
Period-average RM : US$1 exchange rate	3.92	4.46
Period-end HK$ : US$1 exchange rate	7.85	7.77
Period-average HK$ : US$1 exchange rate	7.83	7.76
Period-end RMB : US$1 exchange rate	6.28	6.89
Period-average RMB : US$1 exchange rate	6.36	6.92
Period-end THB : US$1 exchange rate	31.17	34.40
Period-average THB : US$1 exchange rate	31.55	35.11

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREEMONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, trade receivables, deposits, trade payable, other payables, and accounts payable approximate at their fair values because of the short-term nature of these financial instruments.

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2018, the Company operates in four reportable operating segment in Malaysia, Thailand, China and Hong Kong.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

5. PROPERTY AND EQUIPMENT

	March 31, 2018	December 31, 2017
Computers and software	$95,643	$90,268
Furniture and fittings	10,660	3,063
Office equipment	2,630	9,586
Renovation	19,819	32,107
Motor vehicles	33,770	18,843
Total property and equipment	$162,522	$153,867
Accumulated depreciation	(107,309)	(97,233)
Property and equipment, net	$55,213	$56,634

Depreciation expense for the three months ended March 31, 2018 were $4,971.

Depreciation expense for the three months ended March 31, 2017 were $6,212.

6. INTANGIBLE ASSETS

	March 31, 2018	December 31, 2017
Trademarks	$12,126	$11,629
Amortization	(1,628)	(1,417)
Intangible assets, net	$10,498	$10,212

Amortization for the three months ended March 31, 2018 was $180.

Amortization for the three months ended March 31, 2017 was $75.

7. PREPAID EXPENSES AND DEPOSITS

	March 31, 2018	December 31, 2017
Prepaid expenses	$6,366	$3,334
Deposits	17,922	65,098
Other Receivable	7,916	7,928
Total prepaid expenses and deposits	$32,204	$76,360

8. INVENTORIES

	March 31, 2018	December 31, 2017
Finished goods, at cost	$56,840	$19,126
Total inventories	$56,840	$19,126

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	March 31, 2018	December 31, 2017
Other payables	$-	$10,712
Accrued audit fees	17,500	15,000
Accrued other expenses	9,634	514
Total payables and accrued liabilities	$27,134	$26,226

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. INCOME TAXES

For the three months ended March 2018 and 2017, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	2018	2017

Tax jurisdictions from:
- Local	$(4,084)	$(8,671)
- Foreign, representing
Seychelles	(178)	(77)
Hong Kong	(44,824)	(23,378)
Malaysia	(31,501)	(37,865)
PRC	(5,883)	(10,229
Thailand	(55)	(188

Loss before income tax	$(86,525)	$(80,408)

The provision for income taxes consisted of the following:

	2018	2017
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

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

Malaysia

DSwiss Sdn Bhd and DSwiss Biotech Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income rate range from 18% to 24% on its assessable income.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended March 31, 2018 and 2017, the customers who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2018	2017	2018	2017	2018	2017
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$8,486	19,813	20%	55%	$-	-
Customer B	8,294	8,960	20%	25%	-	-
	$16,780	28,773	40%	80%	$-	-

(b) Major vendors

For three months ended March 31, 2018 and 2017, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2018	2017	2018	2017	2018	2017
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$9,639	28,143	57%	100%	$-	12,980
Vendor B	4,565	-	24%	-	-	-
	$14,204	28,143	81%	100%	$-	12,980

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES

The Company entered into a new agreement with an independent third party to lease office premises in Malaysia on a monthly basis, for the operations of the Company. The Company’s subsidiary leases an office premise in the PRC and will expire in May 2017. The rent expense for the period ended March 31, 2018 and March 31, 2017 were $2,135 and $4,704 respectively.

As of March 31, 2018, the Company has future rental payments of $4,270 for office premises due under a cancellable operating lease in the next six months for Malaysia office premises, however upon pre-maturity cancellation the company must surrender a deposit amounted to $1,424 which is equivalent to two (2) months rental.

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events “, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2018 up through the date was the Company presented these unaudited condensed financial statements.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2017 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the Three Months Ended March 31, 2018 and March 31, 2017.

For the three months ended March 31, 2018, we realized revenue in the amount of $36,694, while for the three months ended March 31, 2017 we realized revenues in the amount of $35,516. Our gross profits for the three months ended March 31, 2018 were $23,616, which is greater than $22,362 for the three months ended March 31, 2017. We attribute the increase in revenue and gross profit to increase of market exposure in 2018. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

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

Our net loss for the three months ended March 31, 2018 were $86,525, while for the three months ended March 31, 2017 were $80,408. We attribute this decrease due to additional cost incurred to increase product sales and market share.

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

Liquidity and Capital Resources

For the three months ended March 31, 2018, we had cash and cash equivalents of $428,566. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the three months ended March 31, 2018, net cash used in operating activities was $69,181, compared to net cash used of $103,441 in the prior year. The operating cash flow performance primarily reflects the decrease in inventory purchases compared to the prior year.

Investing Activities

For the three months ended March 31, 2018, net cash used in investing activities was $1,179, reflecting the cost in purchase of property, plant and equipment and new trademark. For the three months ended March 31, 2017, net cash used in investing activities was $952, reflecting the cost in register of trademarks.

Financing Activities

For the three months ended March 31, 2018, net cash decreased by financing activities was $6,657 resulted from the repayment of loan to directors. For the three months ended March 31, 2017, net cash decreased by finance activities was $1,016 reflecting from hire purchase financing.

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

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2018.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 18, 2018

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

