Form 10-Q
period 2018-06-30
DSwiss Inc
filed 2018-08-14
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2018
Common Stock, $.0001 par value	206,904,600

1

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2018	December 31, 2017
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$345,291	$498,516
Trade receivables	11,695	11,741
Prepayment and deposits	44,827	76,360
Income tax receivables	-	886
Inventories	32,174	19,126
Total Current Assets	433,987	606,629

NON-CURRENT ASSETS
Plant and equipment, net	28,351	56,634
Intangible assets, net	10,275	10,212
Total Non-Current Assets	38,626	66,846

TOTAL ASSETS	$472,613	$673,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	$3,783	$3,754
Other payables and accrued liabilities	13,181	26,226
Hire purchase payables	-	3,571
Amount due to a director	40,663	40,541
Total Current Liabilities	57,627	74,092

NON- CURRENT LIABILITIES
Hire purchase payables	-	12,126

TOTAL LIABILITIES	$57,627	$86,218

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,600 and 206,904,600 shares issued and outstanding as of June 30, 2018 and December 31, 2017 respectively	$20,690	$20,690
Additional paid in capital	1,395,426	1,395,426
Accumulated other comprehensive loss	(7,834)	(7,313)
Accumulated profit losses	(1,014,236)	(853,637)
TOTAL STOCKHOLDERS’ EQUITY	$394,046	$555,166
NON CONTROLLING INTEREST	20,940	32,091
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$472,613	$673,475

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
REVENUE	$115,494	$57,550	$152,188	$93,066

COST OF REVENUE	(91,270)	(10,434)	(104,348)	(23,588)

GROSS PROFIT	24,224	47,116	47,840	69,478

OTHER INCOME	1,180	604	1,730	621

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(70,296)	(60,993)	(134,231)	(115,524)

OPERATING EXPENSES	(31,408)	(39,241)	(71,537)	(87,280)

OTHER OPERATING EXPENSES	(8,925)	(4,234)	(15,552)	(4,450)

LOSS BEFORE INCOME TAX	(85,225)	(56,748)	(171,750)	(137,155)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(85,225)	(56,748)	$(171,750)	(137,155)
Non Controlling Interest	7,618	398	11,151	500
Other comprehensive income/(loss):
- Foreign currency translation adjustment	(5,363)	26,009	(521)	30,351

Total comprehensive loss	(82,970)	(30,341)	(161,120)	(106,304)

Net income/(loss) per share- Basic and diluted	(0)	(0)	(0)	(0)

Weighted average number of common shares outstanding – Basic and diluted	206,904,600	205,938,271	206,904,600	205,938,271

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED LOSSES	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2017 (audited)	206,904,600	$20,690	$1,395,426	$(7,313)	$(853,637)	$32,091	$587,257
Foreign currency translation adjustment	-	-	-	(521)	-	-	(521)
Net loss	-	-	-	-	(160,599)	(11,151)	(171,750)
Balance as of June 30, 2018 (unaudited)	206,904,600	$20,690	$1,395,426	$(7,834)	$(1,014,236)	$20,940	$414,986

See accompanying notes to condensed consolidated financial statements

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(171,750)	$(137,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,984	11,603
Amortization for intangible assets	382	152
Loss on disposal of vehicle	2,823	-
Changes in operating assets and liabilities:
Trade payable	-	36,559
Trade receivable	-	(3,160)
Other payables and accrued liabilities	(13,000)	(19,773)
Inventories	(12,661)	(17,559)
Prepaid expenses and deposits	57,986	(7,048)
Net cash used in operating activities	(126,236)	(136,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(3,219)	-
Intangible assets	(474)	(855)

Net cash used in investing activities	(3,693)	(855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from directors	(189)	-
Issuance of share capital	-	296
Additional paid in capital	-	638,104
Convertible note payables	-	(638,400)
Repayment of hire purchase	(16,524)	(1,942)
Proceeds from disposal of vehicle	19,740	-

Net cash provided by/(used in) financing activities	3,027	(1,942)

Effect of exchange rate changes on cash and cash equivalent	(26,323)	8,617

Net decrease in cash and cash equivalents	(153,225)	(130,561)
Cash and cash equivalents, beginning of period	498,516	782,963
CASH AND CASH EQUIVALENTS, END OF PERIOD	$345,291	$652,402
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at June 30, 2018 and 2017 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2018 and 2017 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2017 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2017.

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

We have invested in DSwiss Biotech Sdn Bhd, a Company incorporated in Malaysia, and owned 40% equity interest. We have invested in DS Asia Co., Ltd, incorporated in Thailand, and owned 49% equity interest. We have incorporated a company namely DSwiss International Trading (Shenzhen) Limited in China, with 100% equity interest.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018

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

Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses. Shipping and handling fees are expensed as incurred for the six months ended June 30, 2018 were $1,150, while for the six months ended June 30, 2017 were $1,933.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the six months ended June 30, 2018.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018

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

Translation of amounts from RM into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2018	2017

Period-end RM : US$1 exchange rate	4.03	4.29
Period-average RM : US$1 exchange rate	3.95	4.39
Period-end HK$ : US$1 exchange rate	7.85	7.81
Period-average HK$ : US$1 exchange rate	7.85	7.78
Period-end RMB : US$1 exchange rate	6.62	6.78
Period-average RMB : US$1 exchange rate	6.38	6.86
Period-end THB : US$1 exchange rate	33.02	33.96
Period-average THB : US$1 exchange rate	31.92	34.89

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the six months ended June 30, 2018, the Company operates in four reportable operating segment in Malaysia, Thailand, China and Hong Kong.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018

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

As of June 30, 2018, the Company had a total of 206,904,600 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

5. PROPERTY AND EQUIPMENT

	As at June 30, 2018	As at December 31, 2017
Computers and software	$94,145	$90,268
Furniture and fittings	3,069	3,063
Office equipment	9,656	9,586
Renovation	18,990	18,843
Motor vehicles	-	32,107
Total property and equipment	$125,860	$153,867
Accumulated depreciation	(97,509)	(97,233)
Property and equipment, net	$28,351	$56,634

Depreciation expense for the six months ended June 30, 2018 were $9,984.

Depreciation expense for the six months ended June 30, 2017 were $11,603.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. INTANGIBLE ASSETS

	As at June 30, 2018	As at December 31, 2017
Trademarks	$12,074	$11,629
Amortization	(1,799)	(1,417)
Intangible assets, net	$10,275	$10,212

Amortization for the six months ended June 30, 2018 was $382.

Amortization for the six months ended June 30, 2017 was $152.

7. PREPAID EXPENSES AND DEPOSITS

	As at June 30, 2018	As at December 31, 2017
Prepaid expenses	$6,680	$3,334
Deposits	30,260	65,098
Other Receivable	7,887	7,928
Total prepaid expenses and deposits	$44,827	$76,360

8. INVENTORIES

	As at June 30, 2018	As at December 31, 2017
Finished goods, at cost	$31,658	$19,126
Total inventories	$31,658	$19,126

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	As at June 30, 2018	As at December 31, 2017
Other payables	$36	$10,712
Accrued audit fees	2,500	15,000
Accrued other expenses	10,645	514
Total payables and accrued liabilities	$13,181	$26,226

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. HIRE PURCHASE PAYABLES

	As at June 30, 2018	As at December 31, 2017
Current hire purchase payables	$-	$3,571
Non-current hire purchase payables	-	12,126
Total hire purchase payables	$-	$15,697

11. INCOME TAXES

For the six months ended June 2018 and 2017, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	2018	2017

Tax jurisdictions from:
- Local	$(16,572)	$(25,731)
- Foreign, representing
Seychelles	(1,778)	(1,703)
Hong Kong	(71,373)	(40,515)
Malaysia	(68,359)	(52,437)
PRC	(13,522)	(16,371)
Thailand	(146)	(398)

Loss before income tax	$(171,750)	$(137,155)

The provision for income taxes consisted of the following:

	2018	2017
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

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

People’s Republic of China (PRC)

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

12. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended June 30, 2018 and 2017, the customers who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For three months ended June 30
	2018	2017	2018	2017	2018	2017
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$96,772	-	86%	-%	$-	-
Customer B	-	44,575	-%	77%	-	-
	$96,772	44,575	86%	77%	$-	-

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

For six months ended June 30, 2018 and 2017, the customers who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For six months ended June 30
	2018	2017	2018	2017	2018	2017
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$96,772	-	64%	-%	$-	-
Customer B	-	44,575	-%	48%	-	-
	$96,772	44,575	64%	48%	$-	-

(b) Major vendors

For three months ended June 30, 2018 and 2017, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For three months ended June 30
	2018	2017	2018	2017	2018	2017
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$17,856	14,813	52%	100%	$-	-
Vendor B	10,460	-	30%	-%	-	-
	$28,316	14,813	82%	100%	$-	-

For six months ended June 30, 2018 and 2017, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For six months ended June 30
	2018	2017	2018	2017	2018	2017
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$17,856	29,008	36%	66%	$-	-
Vendor B	13,033	14,813	26%	34%	-	-
	$30,889	43,821	62%	100%	$-	-

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES

(a) Rent expenses

For six months ended June 30, 2018 and 2017, the Company has incurred rent expenses solely for the office premises in Malaysia on a monthly basis as follows:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Rent Expenses	$4,092	$6,270
	$4,092	$6,270

(b) Rent prepayment and deposit

	As at June 30, 2018	As at December 31, 2017
Rent Prepayment (1)	$4,092	$3,967
Rent Deposit (2)	1,364	1,322
	$4,092	$3,967

(1)	Rent prepayment solely for the office premises in Malaysia and due under a cancellable operating lease in the next six months for Malaysia office premises.
(2)	Rent deposit is refundable upon maturity of tenancy agreement and pre-maturity cancellation will be forfeited.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events “, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2018 up through the date was the Company presented these unaudited condensed financial statements.

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

Results of Operation

For the Three and Six Months Ended June 30, 2018 and June 30, 2017.

For the three and six months ended June 30, 2018, we generated a revenue of $115,494 and $152,188 respectively, while for the three and six months ended June 30, 2017 we realized revenues in the amount of $57,550 and $93,066 respectively. Our gross profits for the three and six months ended June 30, 2018 were $24,224 and $47,840 respectively, which is lower than $47,116 and $69,478 for the three and six months ended June 30, 2017 respectively. We attribute the increase in revenue and decrease of gross profit due to higher cost of revenue in 2018. We believe that in order to improve the gross profit margin, we must look for alternative suppliers of services and material to reduce the cost or retain and attract more customers in the future by increasing our marketing efforts and or develop new products.

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

Our net loss for the three and six months ended June 30, 2018 were $85,225 and $171,750 respectively, while for the three and six months ended June 30, 2017 were $56,748 and $137,155 respectively. We attribute this increase due to additional cost incurred to increase product sales and market share.

The introduction of Malaysia Goods & Services Tax (GST) is still has effect on the selling price and hence the revenue. Malaysia Goods & Services Tax of 6% was implemented on April 1, 2015. It has therefore been the primary cause as the resultant of the total increase of selling price on the products that are offered by the Company. However, Malaysia Goods & Services Tax of 6% has been reduced to 0% from June 1, 2018 until the reintroduction of Sales and Services Tax which most likely will be implemented on September 1, 2018.

The cost of sales also increased because of the increase in revenue.

The increases in general and administrative expenses are a result of advertising and compliance costs as a public company.

Liquidity and Capital Resources

For the six months ended June 30, 2018, we had cash and cash equivalents of $345,291. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the six months ended June 30, 2018, net cash used in operating activities was $126,236, compared to net cash used of $136,381 in the prior year. The operating cash flow performance primarily reflects the decrease in trade payable, increase in prepayment deposits, resulted net loss as well as depreciation and amortization compared to the prior year.

Investing Activities

For the six months ended June 30, 2018, net cash used in investing activities was $3,027, reflecting the cost in purchase of property, plant and equipment and registration of new trademark. For the six months ended June 30, 2017, net cash used in investing activities was $855, reflecting the cost in register of trademarks.

Financing Activities

For the six months ended June 30, 2018, net cash provided by financing activities was $9,152 resulted from the repayment of hire purchase. For the six months ended June 30, 2017, net cash decreased by finance activities was $1,942 resulted from hire purchase financing and a conversion of notes payable to share capital amounted to $638,400.

Capital Expenditures

No capital expenditures have been incurred for the three months and six months periods ended June 30, 2018.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2018.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2018

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

