Form 10-Q
period 2018-09-30
DSwiss Inc
filed 2018-11-13
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-208083

DSwiss, Inc.

(Exact name of registrant issuer as specified in its charter)

Nevada	47-4215595
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Unit 18-11, 18-12 & 18-01, Tower A, Vertical Business Suite
Jalan Kerinchi, 59200, Kuala Lumpur, Malaysia
(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (603) 2770-4032

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit such files).

YES [X] NO [  ]

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

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2018
Common Stock, $.0001 par value	206,904,600

1

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2018	December 31, 2017
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$236,458	$498,516
Trade receivables	11,721	11,741
Prepayment and deposits	48,185	76,360
Income tax receivables	-	886
Inventories	27,436	19,126
Total Current Assets	323,800	606,629

NON-CURRENT ASSETS
Plant and equipment, net	100,030	56,634
Intangible assets, net	10,085	10,212
Total Non-Current Assets	110,115	66,846

TOTAL ASSETS	$433,915	$673,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	$27,849	$3,754
Other payables and accrued liabilities	27,199	26,226
Hire purchase payables	7,600	3,571
Amount due to a director	29,246	40,541
Total Current Liabilities	91,894	74,092

NON- CURRENT LIABILITIES
Hire purchase payables	51,643	12,126

TOTAL LIABILITIES	$143,537	$86,218

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,600 and 206,904,600 shares issued and outstanding as of September 30, 2018 and December 31, 2017 respectively	$20,690	$20,690
Additional paid in capital	1,395,426	1,395,426
Accumulated other comprehensive loss	(17,429)	(7,313)
Accumulated profit losses	(1,124,794)	(853,637)
TOTAL STOCKHOLDERS’ EQUITY	$273,893	$555,166
NON CONTROLLING INTEREST	16,485	32,091
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$433,915	$673,475

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017
REVENUE	168,442	135,433	16,254	42,367

COST OF REVENUE	(138,469)	(22,706)	(34,121)	882

GROSS PROFIT	29,973	112,727	(17,867)	43,249

OTHER INCOME	4,022	678	2,292	57

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(189,630)	(168,298)	(55,399)	(52,774)

OPERATING EXPENSES	(110,481)	(143,196)	(38,944)	(55,916)

OTHER OPERATING EXPENSES	(20,131)	(8,285)	(4,579)	(3,835)

LOSS BEFORE INCOME TAX	(286,247)	(206,374)	(114,497)	(69,219)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(286,247)	(206,374)	(114,497)	(69,219)
Non-Controlling Interest	15,090	960	3,939	460
Other comprehensive income/(loss):
- Foreign currency translation adjustment	(10,116)	18,784	(9,595)	(5,363)

Total comprehensive loss	(281,273)	(186,630)	(120,153)	(74,122)

Net income/(loss) per share- Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	206,904,600	206,263,921	206,904,600	206,904,600

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED LOSSES	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2017 (audited)	206,904,600	20,690	1,395,426	(7,313)	$(853,637)	$32,091	$587,257
Foreign currency translation adjustment	-	-	-	(10,116)	-	-	(10,116)
Net loss	-	-	-	-	(271,157)	-	(271,157)
Non-Controlling Interest	-	-	-	-	-	(15,090)	(15,090)
Balance as of September 30, 2018 (unaudited)	206,904,600	20,690	1,395,426	(17, 429)	(1,124,794)	17,001	290,894

See accompanying notes to condensed consolidated financial statements

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(286,247)	(206,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,334	18,431
Amortization for intangible assets	127	234
Loss on disposal of vehicle	2,726	-
Changes in operating assets and liabilities:
Income tax recovered	886	-
Trade payables	24,095	3,680
Trade receivables	20	(3,254)
Other payables and accrued liabilities	973	(16,242)
Inventories	(8,826)	(18,972)
Prepaid expenses and deposits	28,175	(8,415)
Net cash used in operating activities	(219,737)	(230,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(83,512)	-
Purchase of intangible assets	-	(756)
Proceeds from disposal of vehicle	19,056	-
Net cash used in investing activities	(64,456)	(756)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment to)/Advance from directors	(11,295)	9,200
Issuance of share capital	-	296
Additional paid in capital	-	638,104
Convertible note payables	-	(638,400)
Repayment of hire purchase	(17,532)	(2,938)
Proceeds from hire purchase	61,078	-

Net cash provided by financing activities	32,251	6,262

Effect of exchange rate changes on cash and cash equivalent	(10,116)	13,462

Net decrease in cash and cash equivalents	(262,058)	(211,944)
Cash and cash equivalents, beginning of period	498,516	782,963
CASH AND CASH EQUIVALENTS, END OF PERIOD	236,458	571,019
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	-	-
Interest paid	710	-

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at September 30, 2018 and 2017 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2018 and 2017 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2017 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2017.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

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

Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses. Shipping and handling fees are expensed as incurred for the nine months ended September 30, 2018 were $2,555, while for the nine months ended September 30, 2017 were $2,411.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There is no impairment losses recorded on intangible assets for the nine months ended September 30, 2018.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

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

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiaries and VIEs in Malaysia, Hong Kong, China and Thailand maintains their books and record in their local currency, Ringgits Malaysia (“MYR”), Hong Kong Dollars (“HK$”), Chinese Renminbi (“RMB”) and Thai Baht (“THB”) respectively, which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from MYR into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2018	2017

Period-end MYR : US$1 exchange rate	4.14	4.42
Period-average MYR : US$1 exchange rate	4.09	4.26
Period-end HK$ : US$1 exchange rate	7.83	7.81
Period-average HK$ : US$1 exchange rate	7.85	7.81
Period-end RMB : US$1 exchange rate	6.87	6.65
Period-average RMB : US$1 exchange rate	6.80	6.67
Period-end THB : US$1 exchange rate	32.33	33.53
Period-average THB : US$1 exchange rate	33.01	33.38

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the nine months ended September 30, 2018, the Company operates in four reportable operating segment in Malaysia, Thailand, China and Hong Kong.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

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

As of September 30, 2018, the Company had a total of 206,904,600 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

5. PROPERTY AND EQUIPMENT

	As at September 30, 2018	As at December 31, 2017
Computers and software	$89,291	$90,268
Furniture and fittings	6,087	3,063
Office equipment	9,407	9,586
Renovation	18,502	32,107
Motor vehicles	78,823	18,843
Total property and equipment	$202,110	$153,867
Accumulated depreciation	(102,080)	(97,233)
Property and equipment, net	$100,030	$56,634

Depreciation expense for the three and nine months ended September 30, 2018 were $4,571 & $18,334 respectively.

Depreciation expense for the three and nine months ended September 30, 2017 were $7,080 and $18,431 respectively.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. INTANGIBLE ASSETS

	As at September 30, 2018	As at December 31, 2017
Trademarks	$12,063	$11,629
Amortization	(1,978)	(1,417)
Intangible assets, net	$10,085	$10,212

Amortization for the three and nine months ended September 30, 2018 was $256 and $127 respectively.

Amortization for the three and nine months ended September 30, 2017 was $159 and $234 respectively.

7. PREPAID EXPENSES AND DEPOSITS

	As at September 30, 2018	As at December 31, 2017
Prepaid expenses	$6,503	$3,334
Deposits	33,799	65,098
Other Receivable	7,883	7,928
Total prepaid expenses and deposits	$48,185	$76,360

8. INVENTORIES

	As at September 30, 2018	As at December 31, 2017
Finished goods, at cost	$27,436	$19,126
Total inventories	$27,436	$19,126

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	As at September 30, 2018	As at December 31, 2017
Other payables	$37	$10,712
Accrued audit fees	2,500	15,000
Accrued other expenses	24,662	514
Total payables and accrued liabilities	$27,199	$26,226

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. HIRE PURCHASE PAYABLES

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 2.38% per annum, due through June, 2025, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of September 30, 2018	As of December 31, 2017
Finance lease	$68,709	$18,033
Less: interest expense	(9,466)	(2,336)
Net present value of finance lease	$59,243	$15,697

Current portion	$7,600	$3,571
Non-current portion	51,643	12,126
Total	$59,243	$15,697

As of September 30, 2018, the maturities of the finance lease for each of the years are as follows:

2018	1,862
2019	7,702
2020	8,113
2021	8,523
2022	8,934
2023	9,344
2024	9,754
2025	5,011
Total	$59,243

11. INCOME TAXES

For the nine months ended September 30, 2018 and 2017, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	2018	2017

Tax jurisdictions from:
- Local	$(22,337)	$(46,155)
- Foreign, representing
Seychelles	(1,775)	(1,729)
Hong Kong	(98,682)	(66,082)
Malaysia	(145,316)	(68,154)
PRC	(17,352)	(23,799)
Thailand	(171)	(455)

Loss before income tax	$(285,633)	$(206,374)

The provision for income taxes consisted of the following:

	2018	2017
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

12. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended September 30, 2018 and 2017, the customers who accounted for 10% or more of the Company’s revenue and its outstanding receivable balance at period-end are presented as follows:

	For three months ended September 30
	2018	2017	2018	2017	2018	2017
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$9,675	9,852	60%	23%	$-	-
Customer B	5,886	7,882	36%	19%	-	-
	$15,561	17,734	96%	42%	$-	-

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

For nine months ended September 30, 2018 and 2017, the customers who accounted for 10% or more of the Company’s revenue and its outstanding receivable balance at period-end are presented as follows:

	For nine months ended September 30
	2018	2017	2018	2017	2018	2017
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$94,237	45,000	56%	33%	-	-
Customer B	-	35,945	-	27%	-	-
Customer C	-	19,813	-	15%	-	-
	$94,237	100,758	56%	75%	-	-

(b) Major vendors

For three months ended September 30, 2018 and 2017, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For three months ended September 30
	2018	2017	2018	2017	2018	2017
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$28,996	4,770	86%	64%	$-	-
Vendor B	4,560	2,671	14%	36%	-	-
	$33,556	7,441	100%	100%	$-

For nine months ended September 30, 2018 and 2017, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For nine months ended September 30
	2018	2017	2018	2017	2018	2017
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$46,394	29,216	57%	64%	$-	6,539
Vendor B	16,846	14,919	21%	33%	-	-
	$63,240	44,135	78%	97%	$-	6,539

All vendors are located in Malaysia.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES

(a) Rent expenses

For nine months ended September 30, 2018 and 2017, the Company has incurred rent expenses solely for the office premises in Malaysia on a monthly basis as follows:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Rent Expenses	$11,531	$9,405
	$11,531	$9,405

(b) Rent prepayment and deposit

	As at September 30, 2018	As at December 31, 2017
Rent Prepayment (1)	$4,104	$3,967
Rent Deposit (2)	16,418	1,322
	$20,522	$3,967

(1)	Rent prepayment solely for the office premises in Malaysia and due under a cancellable operating lease in the next six months for Malaysia office premises.
(2)	Rent deposit is refundable upon maturity of tenancy agreement and pre-maturity cancellation will be forfeited.

(c) The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 2.38% per annum, due through June, 2025, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of September 30, 2018	As of December 31, 2017
Finance lease	$68,709	$18,033
Less: interest expense	(9,466)	(2,336)
Net present value of finance lease	$59,243	$15,697

Current portion	$7,600	$3,571
Non-current portion	51,643	12,126
Total	$59,243	$15,697

As of September 30, 2018, the maturities of the finance lease for each of the years are as follows:

2018	1,862
2019	7,702
2020	8,113
2021	8,523
2022	8,934
2023	9,344
2024	9,754
2025	5,011
Total	$59,243

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events “, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2018 up through the date was the Company presented these unaudited condensed financial statements.

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

Results of Operation

For the Three and Nine Months Ended September 30, 2018 and September 30, 2017.

For the three and nine months ended September 30, 2018, we generated a revenue of $16,254 and $168,442 respectively, while for the three and nine months ended September 30, 2017 we realized revenues in the amount of $42,367 and $135,433 respectively. We suffered gross losses for the three ended September 30, 2018 amounted to $17,867. We attribute the gross losses suffered for this period was mainly due to the increase in cost of revenue as compare to the revenue obtained. However, we managed to generate gross profits of $29,973 for nine months ended September 30, 2018, which still resulted lower than $43,249 and $112,727 for the three and nine months ended September 30, 2017 respectively. We attribute the increase in revenue and decrease of gross profit due to higher cost of revenue in 2018. We believe that in order to improve the gross profit margin, we must look for alternative suppliers of services and material to reduce the cost or retain and attract more customers in the future by increasing our marketing efforts and or develop new products.

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

Our net losses for the three and nine months ended September 30, 2018 were $114,497 and $286,247 respectively, while for the three and nine months ended September 30, 2017 were $69,219 and $206,374 respectively. We attribute this increase due to additional cost incurred to increase product sales and market share.

The introduction of Malaysia Goods & Services Tax (GST) is still has effect on the selling price and hence the revenue. Malaysia Goods & Services Tax of 6% was implemented on April 1, 2015. It has therefore been the primary cause as the resultant of the total increase of selling price on the products that are offered by the Company. However, Malaysia Goods & Services Tax of 6% has been reduced to 0% from June 1, 2018 until the reintroduction of Sales and Services Tax that was implemented on September 1, 2018.

The cost of sales also increased because of the increase in revenue.

The increases in general and administrative expenses are a result of advertising and compliance costs as a public company.

Liquidity and Capital Resources

For the nine months ended September 30, 2018, we had cash and cash equivalents of $236,458. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the nine months ended September 30, 2018, net cash used in operating activities was $219,737, compared to net cash used of $230,912 in the prior year. The operating cash flow performance primarily reflects the decrease in trade payable, increase in prepayment deposits, resulted net loss as well as depreciation and amortization compared to the prior year.

Investing Activities

For the nine months ended September 30, 2018, net cash used in investing activities was $64,456, reflecting the cost in purchase of property, plant and equipment and proceed from disposal of property, plant and equipment. For the nine months ended September 30, 2017, net cash used in investing activities was $756, reflecting the cost in register of trademarks.

Financing Activities

For the nine months ended September 30, 2018, net cash provided by financing activities was $32,251 resulted from the proceeds from bank loans. For the nine months ended September 30, 2017, net cash decreased by finance activities was $6,262 resulted from hire purchase financing and a conversion of notes payable to share capital amounted to $638,400.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of property and equipment. Capital expenditures of $80,373 have been incurred for the nine months periods ended September 30, 2018.

Credit Facilities

We have credit access to as the Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 2.38% per annum, due through June, 2025, with principal and interest payable monthly.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to purchase a motor vehicle in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2018.

Recent accounting pronouncements

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2018

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

