Form 10-K
period 2018-12-31
DSwiss Inc
filed 2019-04-10
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-208083

DSwiss, Inc.

(Exact name of registrant issuer as specified in its charter)

Nevada	47-4215595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 18-11, 18-12 & 18-01, Tower A, Vertical Business Suite,

Avenue 3, Bangsar South, No.8 Jalan Kerinchi, 59200, Kuala Lumpur, Malaysia.

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [  ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company”in Rule 12b-2 of the Exchange Act.

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

Not Applicable

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 10, 2019
Common Stock, $.0001 par value	206,904,600

DSwiss, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2018

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

The principal activity of the Company and its subsidiaries is to supply high-quality health and beauty products, including beverages to assist in weight management, anti-aging products, and immune system products designed to improve the overall health system in our body.

We have historically conducted our business through DSwiss Sdn. Bhd., a private limited liability company, incorporated in Malaysia. DSwiss Holding Limited, incorporated in Seychelles, is an investment holding company with 100% equity interest in DSwiss (HK) Limited, a company incorporated in Hong Kong, which subsequent hold 100% equity interest in DSwiss Sdn. Bhd. We have invested in DSwiss Biotech Sdn. Bhd., a Company incorporated in Malaysia, and owned 40% equity interest. We have invested in DS Asia Co., Ltd, incorporated in Thailand, and owned 49% equity interest. The Company has incorporated DSwiss International Trading (Shenzhen) Limited in China, with 100% equity interest on June 21, 2016.

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

Moving forward, we plan to form certain alliances and business partnerships with few selected local companies from various countries. We strongly believe a healthy business relationship is vital for one’s business expansion, and more importantly; growth. While DSwiss has always been focused on pursuing operations within ASEAN, we certainly hope to expand our brand across the world in the future.

At the same time, we also expanded to globally recognised Turnkey Private Label Manufacturing Services for nutraceutical, skin care, personal care, eyecare and equipment OEM/ODM products. Our professionals manage from custom formulation of scientifically-proven and naturally-effective, sourcing raw materials, production, quality control, stability and safety test, clinical testing by third-party labs, packaging and shipping including import and export, all licenses needed so customer can concentrate on what they should do.

Our Products

D’Swiss Coffee

D'Swiss®
true beauty starts
D'Swiss
FRANCE QUALITY INGREDIENT
DSWISS COFFEE
TRUE BEAUTY STARTS
DSwiss Coffee

DSwiss Coffee is a combination of Citrus Extract and eight other natural ingredients for digestive health. Apart from cleansing your digestive system, the drink provides a soothing and refreshing sensation..

It’s Helps:

●	Reduce fat – reduces extra calories from your body fat and turn it into energy and inhibit the formation of fat
●	Suppress appetite and increase satiety – gives a fullness feeling to overcome hunger pangs
●	Digestive cleansing – detox toxins from the body
●	Natural & safe for consumption – lose weight the natural & healthy way
●	Alleviate constipation
●	Eliminate edema

DSwiss Kiwi

D'Swiss®
true beauty starts here
D'Swiss
DSWISS KIWI
TRUE BEAUTY STARTS HERE
DSwiss Kiwi

Kiwi helps to strengthen the body’s immune system, improves skin complexion, reduces blood pressure and prevents heart disease and stroke. DSwiss Kiwi helps to reduce the risk of getting gastrointestinal diseases such as irritable stomach disorders and dermatitis.

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

D'Swiss®
true beauty starts here
D'Swiss
TRIPLE SC
Botanical Beverage Mix Berry Powder and Apple Stem Cell
TRUE BEAUTY STARTS HERE
Triple SC

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
ii.	Regulate menstrual cycle and reduce menstrual pain

DSwiss Silk Mask

D'Swiss®
true beauty starts here
SWITZERLAND
D'Swiss
D'SWISS
SILK MASK
FIRMING , MOISTURISING, BRIGHTENING
Silk Mask

The mask is made by natural silk which contains a structure that is similar to human skin. DSwiss Silk Mask best suits for customers who have dry, damaged and sensitive skin. Silk contains 18 types of amino acids to moisturize the skin, strengthens the skin elasticity as well as repairs skin cells. Also, it brightens the skin tone and restores the skin health of users.

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

DSwiss Coffee Slimming Scrub

D'Swiss®
true beauty starts here
FRANCE
D'Swiss
COFFEE
SLIMMING SCRUB
350ml
Coffee
Slimming Scrub

DSwiss Coffee Slimming Scrub is a natural body scrub containing fine uniform particles, mainly used to remove dirt within the skin layers, through a gentle friction with skin. It is also used to exfoliate the skin to remove dead skin, smoothen the skin and promote skin metabolism.

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

DSwiss Peppermint Slimming Gel

D'Swiss®
true beauty starts here
FRANCE
D'Swiss
PEPPERMINT
SLIMMING GEL
500ml
Peppermint
Slimming Gel

DSwiss Peppermint Slimming Gel is an effective cooling agent which brings a cooling and refreshing feeling to the body. Peppermint is one of a commonly used Chinese herb to reduce symptoms of influenza, sore throat, and even weight loss! It helps to provide the slimming effect of silhouette and soothing skin.

DSwiss Peppermint Slimming Gel contains ingredients such as purified menthol (active thermo agent) to help activate cellular micro-circulation. It is also formulated with avant-garde plant extract that aids in reducing stretch mark and scars.

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

DSwiss New Age Essence

D'Swiss®
true beauty starts here
New Age Essence
D'Swiss
NEW AGE ESSENCE
Firming · Lifting · V-shape
APPLE STEM CELL
NUNATAK STEM CELL
For All Skin Type

For younger and healthy-looking skin.

The multi-action DSwiss New Age Essence delivers skin-loving nutrients to moisten, brighten and revive tired looking skin. It brings a youthful vitality to your delicate skin and convenient to be used at anytime, anywhere and whenever you need.

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

DSwiss Enlighten Essence (“EE”) Cream

D'Swiss®
true beauty starts here
D'Swiss
EE CREAM
Enlighten Essence
The Secret Of Beauty
EE Cream

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

DSwiss BioSpec

DSWISS BIOSPEC

D'Swiss®

THE WORLD'S FIRST LEADING MEDICAL EYE-WEAR

D'Swiss

DSwiss BioSpec is the varieties of spectacles that consist of two (2) main parts which provides health benefits to our eyes.

(1) Frame

The main components of the DSwiss BioSpec frame are Negative Ions, Far Infra Ray, Nano Silver, and Germanium.

●	Negative Ions are given as “air vitamins”, which can release negative ions and facilitate blood oxygen transport, absorption and utilization, which can effectively increase the oxygen content in the blood, help regulate blood pressure and eliminate static electricity.
●	Far Infra Ray can promote blood circulation, strengthen metabolism and activate cells.
●	NanoSilver can effectively kill 650 kinds of bacteria as well as antibacterial and anti-inflammatory.
●	Germanium is beneficial to anti-cancer, anti-aging and anti-oxidation.

(2) Lens

The main components of DSwiss BioSpec lenses are UV 400 filters, Anti-blue Light, and Far Infrared.

●	UV 400 Filter blocks for UVA & UVB shorter than 400 nm and 99.9% UVA and UVB protections.
●	Anti-blue Light is a yellow-adjusting filter that reduces harmful blue light to the eyes.
●	Far Infra Ray can promote blood circulation, strengthen metabolism, and activate cells.

Major Features:

●	Patented production
●	Better micro blood circulation
●	Antibacterial anti-inflammatory
●	Durability and safe
●	Economical and practical

Genmune-Pro

GenCell
Biotech Limited
GENMUNE-PRO
Blueberry Fruit Powder Drink
with Probiotics, Prebiotic and
Baker's Yeast Beta-Glucan
Free of Fat
• No preservative
Net weight : 30 sachets x 2g

GenCell®
Biotech Limited

GENMUNE-PRO

Genmune-Pro is a pro- and pre-biotic product that help to boost up the human’s immunity system through enhancing the colon’s health. In fact, 70% of our immune system resides in our gut. One of the prebiotic used in the Genmune-Pro is Wellmune® Baker’s Yeast Beta Glucan.

Wellmune® is a natural food, beverage and supplement ingredient which is clinically proven to help strengthen the immune system.

Wellmune® has been shown to help:

●	Improve general immune health.
●	Maintain overall physical health.
●	Protect against the harmful effects of stress.
●	Promote healthy energy levels and mental clarity.

Wellmune® is:

●	Supported by over a dozen clinical studies.
●	A patented and award-winning global brand.
●	Kosher, Halal, gluten-free, non-allergenic, non-GMO and organic compliant.
●	Safe for everyday consumption with broad regulatory approvals.

Wellmune® has regulatory approval in major markets around the world, including GRAS status in the U.S. and novel food approval in Europe and China. With a focus on healthy immune system and its benefits, products containing Wellmune® are available in more than 60 countries.

Bifidobacterium Longum BB536

The probiotic, Bifidobacterium Longum BB536 used in Genmune-Pro is a kind of bacteria that is beneficial to the human body. It is commonly used in foods for bifidobacteria and has the effect of regulating intestinal health.

Strains from human origin can be maintained in our intestines for longer periods of time. By using lyophilization (freeze-drying) technology, these strains with high stability are in a sleep mode and only wake up when they enter our body. Therefore, it helps promote intestinal health, supports a healthy immune system, relieves constipation and enhances bone strength.

It’s helps:

●	Improve digestion and colon health
●	Balance the gut bacteria
●	Boosts the immune system
●	Strengthen the recognition ability of immune cells
●	Enhance resistances to infections
●	Reduce symptoms of allergy
●	Promote skin health
●	Reduce occurrences of cold and flu
●	Enhance women’s health

GenCell Biotech New Age Essence

GenCell®
Biotech Limited

GenCell
ROYALEPIGEN PS
New Age Essence

Gencell
New Age Essence

This GenCell Biotech New Age Essences is a convenient, ready-to-use multi-effect skin care product. It nourishes the skin with nutrients to moist, brighten and restore tired skin. To this end, it brings youthful vitality to your delicate skin.

The RoyalEpigen P5, is the main active ingredient of this product. It is a peptide that mimics royal jelly to maximize its positive effects on the skin. This inspiration comes from epigenetics. Scientists have found that epigenetic modification techniques can be passed on from generation to generation through epigenetic techniques. This new bioactive peptide activates our skin regeneration and luminescence.

Another technology is PhytoCellTec™, which is used to generate and cultivate two key active ingredients, Nunatak® Stem Cells and Apple Stem Cells. PhytoCellTec™ utilizes the automatic repair system of plant stem cells to replicate large numbers of new cells. These stem cells have enhanced the DNA repair and delay the aging process because they are filled with regenerative growth factors and metabolic factors. This technology is one of the most significant anti-aging discoveries of this century.

Furthermore, RedSnow® is the natural extract from Camellia Japonica flower which provide strong anti-oxidation efficacy. RedSnow® has the anti-inflammation effect and showed its anti-wrinkle effect by promoting the collagen boosting in our skin. With the RedSnow®, it helps to increase the collagen synthesis, and enhance our skin hydration with no significant evidence of primary irritation on human skin. RedSnow® is also specialized for anti-pollution where it presents a quite a good anti-aging activity in relation to a pollutant stress. It is also reasonable stability under heat and UV radiation.

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

GenCell Biotech EE Cream

GenCell
ENLIGHTEN ESSENCE
EE Cream

GenCell®
Biotech Limited

Gencell EE

This unique Luminous White Cream contains ingredients effective for covering skin imperfections, and help the skin achieve a great natural look for all day long. Its texture is quite light, nourishing, and is compatible with all types of skin. It also has the protective and conceal effects that improves dull skin tone and brightens our skin tone.

Also, the key active ingredient of this product is the RoyalEpigen P5, a peptide that provide good skin benefits. This inspiration comes from epigenetics where it mimics the royal jelly to maximize its positive effects on the skin. According to scientists, epigenetic modification techniques can be passed on to the next generation through epigenetics techniques. This new bioactive peptide activates our skin through promotes regeneration cell. It also revive dull skin and make our skin look more radiant.

The PhytoCellTec™, this technology has become one of the biggest breakthroughs in the field of anti-aging. It forth putting the self-healing ability of the plant stem cells, to replicate and regenerate new cells in large quantities. These PhytoCellTec™ stem cells are filled with regenerative growth factors and metabolic factors. It’s can assist in strengthening the DNA repair and delay the aging process in human.

One of other main ingredients contained in Luminous White Cream is the Inca Inchi Oil. It comes from the cultivation of the Plukenetia Volubilis in the Amazon region of Peru. Inca Inchi Oil rich in omega-3, -6 and -9. It is the most abundant omega-3 (Ω3) oil in all known natural resources such as olive, sweet almond, evening primrose and etc. Inca fruit oil is effective for eliminating inflamed, swollen, dry and damaged cell tissue. It also contains high levels of antioxidants including vitamin A and vitamin E. Inca Inchi Oil helps to improve skin barrier function, protect the skin, maintain lipid balance, and improve the texture of the epidermis.

It’s helps:

●	Improves the skin barrier functions and skin protection
●	Prevents premature skin aging
●	Preserves lipid balance
●	Skin softening
●	Restores skin luminosity/ skin radiance
●	Visible improvement of skin texture
●	Refines and reveals a brighter and even more translucent skin tone
●	Prevents skin imperfection
●	Minimizes pores

GenCell Skin Care Travel Pack

GenCell

GenCell®

Biotech Limited

Skin Care Travel Pack

An easy carry travel pack, the mini-sized GenCell Biotech New Age Essence and EE Cream is extremely convenient, light and suitable for travelers. Now everyone can replenish and rejuvenate the skin anytime, anywhere.

Our Equipment

DSwiss Quantum Magnetic Analyzer

D'Swiss®
true beauty starts here
QUANTUM
MAGNETIC ANALYZER
1 minutes to check your health status!!

In year 2017, DSwiss launched Quantum Magnetic Analyzer, an equipment that rapidly reads and analyze body energy field to test the health status and suggest recommendations. Simply by holding sensors in your palm, health data from multiple body systems will be collected and analysed within minutes.

The DSwiss Quantum Magnetic Analyzer offers new high-tech innovation to collect data from the magnetic field of human cells for scientific analysis. This provides the user with a guide to determining their health status and potential problematic areas with solution recommendations.

DSwiss Quantum Magnetic Analyzer provides more than 30 types of test analysis. A complete health screening will help you to assess your overall health and identify the risk factors for disease.

AI Skin Analyzer Machine

The intelligent facial camera is one of the recognized statistical instruments for facial skin image data. Capable of capturing high-definition facial images in RGB+UV+PL three-spectrum, it uses artificial intelligence (AI) algorithms to analyze skin features for the beauty industry. It also provides a data reference for tailored skincare solutions in the beauty industry.

By running the smart camera software in the tablet, the controller receives the tablet software command. This allows for change of the constant current source to control the corresponding LED light. The tablet is connected to the camera through the USB port to collect image analysis.

Major Functions:

It analyses the conditions of skin through different aspects:

1)	Pores
2)	Stains
3)	Roughness
4)	Texture
5)	Acne
6)	Color
7)	Moisture
8)	Skin Tone Uniformity
9)	Brown Area
10)	Black and White Area

Unique Characteristics:

●	High stability
●	Connected to tablet
●	Wireless data
●	Easy to carry
●	Fast data transfer speed

International Turnkey Private Label Manufacturing Service

Our professionals manage from custom formulation of scientifically-proven and naturally-effective, sourcing raw materials, production, quality control, stability and safety test, clinical testing by third-party labs, packaging and shipping including import and export, all licenses needed so customer can concentrate on what they should do. We have export and import experience in dealing with both overseas and domestic customers.

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

Future Plan

Marketing Campaign and Publicity Enhancement

The Company is actively seeking opportunity to increase the market share of beauty and health industry locally and overseas, of which requires continuous spending on marketing campaign primarily via social media and other online e-commerce platform which already in place currently to ensure the company product exposure and brand awareness.

Future marketing campaign and publicity enhancement will be conduct thru but not limited to following:

1.	Revamp of current website and hiring of IT experts to perform Search Engine Optimization (SEO) to exponentially increase the company’s brand image and product awareness.
2.	Appointment of celebrities as DSwiss Charity Ambassadors who will serve as DSwiss products spokeperson. DSwiss will also sponsor a large sum of products to potential charities.
3.	Utilizing existing customer database to promote biotechnology in turnkey private label manufacturing services.

Campaign are customized based on the regions, countries, genders and cultures. Currently our products are available in China, Hong Kong, Malaysia, Thailand, Singapore, Taiwan and Indonesia.

Product Research and Development

The Company decided to allocate funds into developing new product lines that may be more appealing to other markets. Such development will require market research and testing of physical products for overall effectiveness, not to mention approval by respective regulatory bodies in the areas that such products will be sold in. Currently the Company is undergoing a research on the benefit of functional foods enhancing the function of human liver and lungs. The company also intended to conduct research and development on the benefits of RoyalEpigen P5 and Multi-Lamellar Emulsion (MLE) towards human skin, potentially launching a new skin care product.

Original Equipment Manufacturer (OEM) and Original Design Manufacturer (ODM)

The Company intended to venture upstream by providing Original Equipment Manufacturing and Original Design Manufacturing services in aforementioned functioning food and beauty product of which is currently under research and development to Europe, U.S., Taiwan and Malaysia.

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

Merger and Acquisition

The Company is actively seeking opportunity to merge and acquire potential target company to derive extraordinary synergies in multiple segments but limited to healthcare, bio-technology, beauty slimming and wellness, food science and related industries. The management believe that organic growth itself is incapable to cope with the expectation of shareholders in current dynamic business environment, thus via merger and acquisition the Company can create greater value to every stakeholder not limiting to shareholders.

Competition

The beauty and healthcare industry is highly competitive, we might be in disadvantage competing with competitor who greater reserve or access to capital than we do to carry out operations and marketing efforts. We hope to maintain our competitive advantage by utilizing the experience, knowledge, and expertise of our current staff as well as offering exemplary our customer service.

Customers

For the year ended December 31, 2018, the Company has generated $220,119 revenue from clients under the ordinary course of business of the Company. The revenue mainly represented sales to agent and direct sales to clients on social media.

Employees

As of December 31, 2018, the Company has twelve (12) full time employees including Mr. Leong Ming Chia who is our Chief Executive Officer, director, secretary and treasurer that works full time.

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

ITEM 2. PROPERTIES

Our principal executive office is located at Unit 18-11, 18-12 & 18-01, Tower A, Vertical Business Suite Jalan Kerinchi, 59200, Kuala Lumpur, Malaysia.

The loan in the principal amount of MYR80,000 (approximately $18,856) which the Company obtained from Public Bank Berhad in November 2016 to finance the acquisition of a motor vehicle, is no longer exist as of December 31, 2018 as the motor vehicle was being traded in during year 2018.

In July 2018, the Company obtained a new loan in the principal amount of MYR250,000 (approximately $60,479) from Public Bank Berhad, a financial institution in Malaysia, to finance the acquisition of a motor vehicle. The loan bears interest at the base lending rate less 2.38% per annum, is payable in 83 monthly instalments of MYR3,473 (approximately $840) each and a final monthly instalment of MYR3,391 (approximately $820) and matures in June 2025.

As of December 31, 2018, the Company has an outstanding loan to be settle for aforementioned acquisition of motor vehicle of MYR234,867 (approximately $56,818), of which MYR31,526 (approximately $7,627) to be settled in 12 instalments in year 2019 and MYR203,341 (approximately $49,191) to be settle in 66 instalments after year 2019.

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

Fiscal Year 2018	Highest Bid	Lowest Bid
First Quarter	$1.20	$1.20
Second Quarter	$1.05	$0.10
Third Quarter	$2.50	$0.10
Fourth Quarter	$2.55	$2.50

Holders

As of December 31, 2018, we had 206,904,600 shares of our Common Stock par value, $.0001 issued and outstanding. There were 158 beneficial owners of our Common Stock.

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

Unregistered Sales of Equity Securities

Currently, there is no unregistered sales of equity securities.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2018.

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

Results of Operations

Revenues for the year ended December 31, 2018 and 2017

The Company generated revenue of $220,119 and $181,398 for the year ended December 31, 2018 and 2017 respectively. Revenue has increased by $38,721 which is a 21.35% increase comparatively. The revenue mainly represented the supplies of beauty products to the customers. We contribute our increase in revenue towards the success in local and oversea marketing effort.

Cost of Revenue and Gross Margin

Cost of revenue for the Company year ended December 31, 2018 amounted to $178,287 as compared to $36,030 for the year ended December 31, 2017. Increase of $142,257 in cost of revenue was contributed by increasing packing material cost and product purchase price. As a result, the gross profit has decreased from $145,368 for the year ended December 31, 2017 to $41,832 for the year ended December 31, 2018, while the gross margin of the Company decreased from 80.14% in year ended December 31, 2017 to 19.00% in year ended December 31, 2018, which is a net decrease of 61.14%.

Operating Expenses

Selling and distribution expenses for the year ended December 31, 2018 and 2017 amounted to $20,579 and $60,368 respectively, the decrease of $39,788 which is 65.91% lower comparatively, such decrease was associated with the Company stringent cost control.

Administrative expenses for the year ended December 31, 2018 and 2017 amounted to $216,074 and $144,181 respectively, the increase of $71,893 which is 49.86% higher comparatively, which was contributed by the increase of office rental. The Company upgraded their Headquarter office from size 711 square feet to 3,500 square feet during August 2018.

Operating expenses for the year ended December 31, 2018 and 2017 amounted to $138,137 and $166,552 respectively, the decrease of $28,415 which is 17.06% lower comparatively, such decrease was associated with the Company stringent cost control.

Other operating expenses for the year ended December 31, 2018 and 2017 amounted to $46,445 and $60,125 respectively, the decrease of $13,680 which is 22.75% lower comparatively, such decrease was associated with the Company stringent cost control.

Other Income

The Company recorded an amount of $8,058 and $966 as other income for the year ended December 31, 2018 and 2017 respectively. This income is derived from the interest income earned through the time deposits placed with banks.

Net Loss and Net Loss Margin

The net loss for the year was $371,345 for the year ended December 31, 2018 as compared to $284,892 for the year ended December 31, 2017. The increase in net loss of $86,453 which is a 30.35% higher comparatively. Such decline can be contributed to the substantial decrease in gross income. Taking into the loss for the year ended December 31, 2018, the accumulated loss for the Company has increased from $853,637 to $1,218,833.

Liquidity and Capital Resources

As of December 31, 2018, we had working capital surplus of $146,423 consisting of cash and cash equivalent of $188,754 as compared to working capital of $ 532, 537 and our cash and cash equivalent of $498,516 as of December 31, 2017.

Net cash used in operating activities for the year ended December 31, 2018 was $250,464 as compared to net cash used in operating activities of $345,596 for the year ended December 31, 2017. The cash used in operating activities are mainly for filing fees, professional fees, and business operation expenses.

Net cash used in investing activities for the year ended December 31, 2018 was 64,930 as compared to net cash of investing activities for the year ended, 2017 were $1,986. The cash used in investing activities are mainly for purchase of plant & equipment, and registered trademark.

Net cash provided by financing activities for the year ended December 31, 2018 was $42,097 as compared to $16,251 for the year ended December 31, 2017. The cash provided by financing activities is proceeds from hire purchase creditor.

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

Shipping and handling fees are expensed as incurred for the year ended December 31, 2018 were $2,983, while for the year ended December 31, 2017 were $4,601.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the year ended December 31, 2018.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended December 31, 2018 and year ended December 31, 2017. The Company and its subsidiary are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of amounts from MYR into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2018	2017

Period-end MYR : US$1 exchange rate	4.13	4.06
Period-average MYR : US$1 exchange rate	4.17	4.16
Period-end HK$ : US$1 exchange rate	7.83	7.82
Period-average HK$ : US$1 exchange rate	7.83	7.81
Period-end RMB : US$1 exchange rate	6.88	6.51
Period-average RMB : US$1 exchange rate	6.91	6.61
Period-end THB : US$1 exchange rate	32.35	32.61
Period-average THB : US$1 exchange rate	32.74	32.93

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

In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In January 2017, the FASB issued ASU No. 2017-01 , “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This amendment was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU No. 2017-01 did not have a material impact on the Company’s financial position, results of operations and liquidity.

In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In February 2018, the FASB has issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information in financial statement. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has analyzed the consequences of such adoption and has not determined the effect of this standard on its ongoing financial reporting.

In August 2018, the FASB has issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements of Fair Value Measurement. This amendment modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits, with the primary purpose to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by US GAAP. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Off-Balance Sheet Arrangements

As of December 31, 2018, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2018.

1.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

2.	We do not have adequate segregation of duties and effective risk assessment – Lack of segregation of duties and effective risk assessment may cause the Company to face the likelihood of fraud or theft, due to poor oversight, governance and review to detect errors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Leong Ming Chia	36	Chief Executive Officer, President, Secretary, Treasurer, Director
Wong Sui Ting	46	Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

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

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believes that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

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

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the period December 31, 2018, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leong Ming Chia, Chief Executive Officer, President, Secretary, Treasurer, Director(1)	For the year ended December 31, 2018	129,755	-	-	-	-	-	-	129,755
	For the year ended December 31, 2017	130,853	-	-	-	-	-	-	130,853

Wong Sui Ting, Director (2)	For the year ended December 31, 2018	-	-	-	-	-	-	-	-
	For the year ended December 31, 2017	-	-	-	-	-	-	-	-

(1)	On September 8, 2015 Leong Ming Chia was appointed Chief Executive Officer, President and a member of our Board of Directors. On May 31, 2017, upon the resignation of Chua Lee Yee from the position of Chief Financial Officer, Treasurer, Secretary and Director, Leong Ming Chia replaced Chua Lee Yee as the Chief Financial Officer, Treasurer and Secretary of the company.
(2)	On May 31, 2015 Wong Sui Ting was appointed as a member of our Board of Director.

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

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2018.

Name and Principal Position	Period	Fee ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leong Ming Chia, Chief Executive Officer, President, Secretary, Treasurer, Director (1)	For the year ended December 31, 2018	17,820	-	-	-	-	-	-	17,820
	For the year ended December 31, 2017	18,000	-	-	-	-	-	-	18,000

Wong Sui Ting, Director (2)	For the year ended December 31, 2018	-	-	-	-	-	-	-	-
	For the year ended December 31, 2017	-	-	-	-	-	-	-	-

(1)	On September 8, 2015 Leong Ming Chia was appointed Chief Executive Officer, President and a member of our Board of Directors. On May 31, 2017, upon the resignation of Chua Lee Yee from the position of Chief Financial Officer, Treasurer, Secretary and Director, Leong Ming Chia replaced Chua Lee Yee as the Chief Financial Officer, Treasurer and Secretary of the company.
(2)	On May 31, 2015 Wong Sui Ting was appointed as a member of our Board of Director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2018, the Company has 206,904,600 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2018 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Beneficial owners(i)	Shares of Common Stock Beneficially Owned	Percent of Class

Common Stock	Leong Ming Chia (i), (ii), (iii) A-08-06, Tropicana Avenue, Tropicana Golf & Country Resort, 47410, Petaling Jaya, Selangor, Malaysia.	139,937,500	67.63%

Common Stock	Wong Sui Ting (ii) 30, Jalan Puteri 8/3, Bandar Puteri Puchong, 47100 Puchong, Selangor, Malaysia.	50,000	0.02%

	All of the officers and directors as a group (iv)	139,987,500	67.65%

5% Shareholders
Common Stock	Greenpro Venture Capital Limited Omc Offices, Babrow Building, The Valley, Ai-2640, Anguilla, Bwi	60,000,000	29.00%

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On May 31, 2017, Mr. Chua Lee Yee resigned from all officers positions and as a member of our Board of Directors. Subsequently, Mr. Leong Ming Chia was appointed Chief Financial Officer, Secretary and Treasurer.

On May 31, 2017, Mr.Cheng Zhee Long and Mr. Heung resigned as a member of our Board of Directors. Subsequently, Mr Wong Sui Ting was appointed as a member of our Board of Directors.

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

Related Party Transactions

Related party transaction amounted of $20,456 and $17,940 for the year ended December 31, 2018 and December 31, 2017 respectively for professional services provided by a subsidiary of the holding company of our corporate shareholder, Greenpro Venture Capital Limited.

DSwiss (HK) Limited made trade transactions with DSwiss Sdn Bhd amounted to $15,517 and the outstanding balance of related party trade payables as at December 31, 2017 are $4,523. However, these transactions have been eliminated upon consolidation.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Audit fees	$16,500	$15,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$16,500	$15,000

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

DSWISS, INC.
(Name of Registrant)

Date: April 10, 2019

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Finance Officer, Secretary, Treasurer, Director
Principal Executive Officer Principal Financial Officer

TOTAL ASIA ASSOCIATES PLT (LLP0016837-LCA & AF002128)

Firm registered with US PCAOB and Malaysian MIA

Block C-3-1, Megan Avenue 1,

189 Off Jalan Tun Razak,

50400 Kuala Lumpur,

Malaysia.

Tel : (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of DSwiss, Inc.

Unit 18-11, 18-12 & 18-01, Tower A,

Vertical Business Suite,
Jalan Kerinchi, 59200, Kuala Lumpur,

Malaysia.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DSwiss, Inc. (the ‘Company’) as of December 31, 2018 and 2017, and the related consolidated statements of income, stockholders’ equity, and cash flows for the each of the two years in the period ended of December 31, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from operations and no operation raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ Total Asia Associates PLT
TOTAL ASIA ASSOCIATES PLT

Kuala Lumpur, Malaysia

April 10, 2019

DSWISS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$188,754	$498,516
Accounts receivable	11,762	11,741
Prepaid expenses and deposit	60,903	76,360
Income tax receivables	-	886
Inventories	15,137	19,126

Total current assets	276,556	606,629

NON-CURRENT ASSETS
Property and equipment, net	92,956	56,634
Intangible assets, net	9,883	10,212

Total non-current assets	102,839	66,846

TOTAL ASSETS	$379,395	$673,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payable	$27,882	$3,754
Other payables and accrued liabilities	52,975	26,226
Hire purchase creditor	7,561	3,571
Amounts due to a director	40,476	40,541

Total current liabilities	128,894	74,092

NON-CURRENT LIABILITIES
Hire purchase creditor	48,770	12,126

Total non-current liabilities	48,770	12,126

TOTAL LIABILITIES	177,664	86,218

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,600 shares issued and outstanding as of December 31, 2018 and 2017 respectively	20,690	20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive income/(losses)	(21,494)	(7,313)
Accumulated deficit	(1,204,947)	(853,637)

TOTAL DSWISS, INC. STOCKHOLDERS’ EQUITY	189,675	555,166
NON-CONTROLLING INTEREST	12,056	32,091
TOTAL STOCKHOLDERS’ EQUITY	201,731	587,257

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$379,395	$673,475

See accompanying notes to consolidated financial statements.

DSWISS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended December 31, 2018	For the year ended December 31, 2017
REVENUE	$220,119	$181,398

COST OF REVENUE	(178,287)	(36,030)

GROSS PROFIT	41,832	145,368

OTHER INCOME	8,058	966

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(236,653)	(204,549)

OPERATING EXPENSES	(138,137)	(166,552)

OTHER OPERATING EXPENSES	(46,445)	(60,125)

LOSS BEFORE INCOME TAX	(371,345)	$(284,892)

INCOME TAXES PROVISION	-	-

NET LOSS	(371,345)	(284,892)

Net Loss attributable to Non-Controlling Interests	20,035	513
Other comprehensive income/(loss):
- Foreign exchange adjustment gain/(loss)	(14,181)	31,107
COMPREHENSIVE LOSS	$(365,491)	$(253,272)

Net loss per share- Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	$206,904,600	$206,425,407

See accompanying notes to consolidated financial statements.

DSWISS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED LOSSES	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of January 1, 2017	203,940,100	20,394	757,322	(38,420)	$(569,258)	$32,604	$202,642
Shares issued upon conversion of convertible notes principal at $0.10 per share	280,000	28	27,972	-	-	-	28,000
Shares issued upon conversion of convertible notes principal at $0.20 per share	2,317,000	232	463,168	-	-	-	463,400
Shares issued upon conversion of convertible notes principal at $0.40 per share	367,500	36	146,964	-	-	-	147,000
Net loss for the year	-	-	-	-	(284,379)	(513)	(284,892)
Foreign currency translation adjustment	-	-	-	31,107	-	-	31,107
Balance as of December 31, 2017	206,904,600	20,690	1,395,426	(7,313)	$(853,637)	$32,091	$587,257
Foreign currency translation adjustment	-	-	-	(14,181)	-	-	(14,181)
Net loss	-	-	-	-	(351,310)	(20,035)	(371,345)
Balance as of December 31, 2018 (audited)	206,904,600	20,690	1,395,426	(21,494)	(1,204,947)	12,056	201,731

See accompanying notes to consolidated financial statements

DSWISS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended December 31, 2018	For the year ended December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(371,345)	$(284,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,041	26,463
Amortization for intangible assets	777	701
Loss on disposal of property and equipment	2,726	-
Changes in operating assets and liabilities:
Accounts receivable	(2,193)	(3,335)
Account payable	24,431	2,027
Inventories	4,215	17,004
Other payables and accrued liabilities	27,227	(13,598)
Prepaid expenses and deposits	38,778	(89,966)
Cash used in operating activities	(251,343)	(345,596)
Taxation refund	-	-
Taxation paid	880	-
Net cash used in operating activities	(250,463)	(345,596)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(83,512)	(944)
Disposal of assets	19,056	-
Intangible assets	(474)	(1,042)
Net cash used in investing activities	(64,930)	(1,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from directors	669	19,465
Proceeds from issuance of common stock	-	638,400
Proceeds from hire purchase finance	61,078	(3,124)
Repayment of hire purchase	(19,650)	-
Proceeds from issuance of convertible notes payable	-	(638,400)

Net cash provided by financing activities	42,097	16,251

Effect of exchange rate changes on cash and cash equivalents	(36,466)	46,844

Net change in cash and cash equivalents	(309,762)	(284,447)
Cash and cash equivalents, beginning of year	498,516	782,963

CASH AND CASH EQUIVALENTS, END OF YEAR	$188,754	$498,516
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$1,920	$1,390

See accompanying notes to consolidated financial statements.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

The Company, through its subsidiaries and its variable interest entities (“VIEs”), mainly supplies high quality beauty products. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held
1.	DSwiss Holding Limited	Seychelles, May 28, 2015	1 share of ordinary share of US$1 each	Investment holding	100%
2.	DSwiss (HK) Limited	Hong Kong, May 28, 2015	1 share of ordinary share of HK$1 each	Supply of beauty products	100%
3.	DSwiss Sdn Bhd	Malaysia, June 10, 2011	2 share of ordinary share of RM 1 each	Supply of beauty products	100%
4.	DSwiss Biotech Sdn Bhd (1)	Malaysia, March 17, 2016	250,000 shares of ordinary share of RM 1 each	Supply of biotech products	40%
5.	DS Asia Co., Ltd (1)	Thailand, April 21, 2016	20,000 shares of ordinary share of THB 25 each	Trading Beauty products	49%
6.	DSwiss International Trading (Shenzhen) Limited 德瑞絲國際貿易(深圳)有限公司	PRC, June 21, 2016	413,392 shares of ordinary share of RMB 1 each	Trading Beauty products	100%

(1) Based on the contractual arrangements between the Company and other investors, the Company has the power to direct the relevant activities of these entities unilaterally, and hence the Company has control over these entities.

Business Overview

DSwiss is a premier biotech-nutraceutical company, supplying high-quality health and beauty products, including beverages to assist in weight management, anti-aging products, and immune system products designed to improve the overall health system in our body.

Since our establishment, our growth has been tremendous in Malaysia. From a mere selection of two (2) products, the company had expanded to nine (9) products and two (2) equipments by 2018. With the strong leadership of our company’s Chief Executive Officer; Vincent Leong, our products are now consumed around the world, such Malaysia, Singapore, Indonesia, Hong Kong, Macau, Taiwan and China. To date, we had expanded across ASEAN regions through the support of our distributors and determined to expand our geographical presence to markets that we have yet to explore.

At DSwiss, research and development is an ongoing effort whose purpose is to ensure our products on the forefront of quality and effectiveness. Equipped with state of the art machinery, our innovative research and development team are constantly exploring on new development and product lines that will enable us to provide the highest quality standard and remain competitive in the industry.

DSwiss’s products are certified and classified by the Ministry of Health (“MOH”) Malaysia. Due to the stringent requirements from MOH Malaysia, we strive to upkeep the highest possible standard in our products to provide assurance and continuous commitment to providing quality products.

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

Moving forward, we plan to form certain alliances and business partnerships with few selected local companies from various countries. We strongly believe a healthy business relationship is vital for one’s business expansion, and more importantly; growth. While DSwiss has always been focused on pursuing operations within ASEAN, we certainly hope to expand our brand across the world in the future.

At the same time, we also expanded to globally recognised Turnkey Private Label Manufacturing Services for nutraceutical, skin care, personal care, eyecare and equipment OEM/ODM products. Our professionals manage from custom formulation of scientifically-proven and naturally-effective, sourcing raw materials, production, quality control, stability and safety test, clinical testing by third-party labs, packaging and shipping including import and export, all licenses needed so customer can concentrate on what they should do.

2. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2018, the Company suffered an accumulated deficit of $1,204,947 and continuously incurred a net operating loss of $371,345 for year ended December 31, 2018. The continuation of the Company as a going concern through December 31, 2018 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated upon consolidation.

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, time deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of six months or less as of the purchase date of such investments.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the year ended December 31, 2018.

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

The Company mainly derives its revenue from the sale of healthy food products. Generally, the Company recognizes revenue when products are sold and accepted by the customers and there are no continuing obligations to the customer.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Translation of amounts from MYR into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2018	2017

Period-end MYR : US$1 exchange rate	4.13	4.06
Period-average MYR : US$1 exchange rate	4.17	4.16
Period-end HK$ : US$1 exchange rate	7.83	7.82
Period-average HK$ : US$1 exchange rate	7.83	7.81
Period-end RMB : US$1 exchange rate	6.88	6.51
Period-average RMB : US$1 exchange rate	6.91	6.61
Period-end THB : US$1 exchange rate	32.35	32.61
Period-average THB : US$1 exchange rate	32.74	32.93

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In January 2017, the FASB issued ASU No. 2017-01 , “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This amendment was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU No. 2017-01 did not have a material impact on the Company’s financial position, results of operations and liquidity.

In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In February 2018, the FASB has issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information in financial statement. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has analyzed the consequences of such adoption and has not determined the effect of this standard on its ongoing financial reporting.

In August 2018, the FASB has issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements of Fair Value Measurement. This amendment modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits, with the primary purpose to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by US GAAP. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

As of December 31, 2018, the Company had a total of 206,904,600 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. PROPERTY AND EQUIPMENT

	As of	As of
	December 31, 2018	December 31, 2017
Computer and software	$90,931	$90,268
Furniture and fittings	6,144	3,063
Office equipment	9,586	9,586
Motor vehicle	79,054	32,107
Renovation	18,843	18,843
Total property and equipment	204,558	$153,867
Accumulated depreciation	(110,844)	(97,233)
Effect of translation exchange	(758)	-
Property and equipment, net	$92,956	$56,634

Depreciation expense for the year ended December 31, 2018 and December 31, 2017 were $24,041 and $26,463, respectively.

7. INTANGIBLE ASSETS

	As of	As of
	December 31, 2018	December 31, 2017
Trademarks	$12,077	$11,629
Amortization	(2,194)	(1,417)
Intangible assets, net	$9,883	$10,212

Amortization for the year ended December 31, 2018 and December 31, 2017 were $777 and $701, respectively.

8. PREPAID EXPENSES AND DEPOSITS

	As of	As of
	December 31, 2018	December 31, 2017
Prepaid expenses	$5,400	$3,334
Deposits	35,353	65,098
Other receivable	20,150	7,928
Total prepaid expenses and deposits	$60,903	$76,360

9. INVENTORIES

	As of	As of
	December 31, 2018	December 31, 2017
Finished goods, at cost	$15,137	$19,126
Total inventories	$15,137	$19,126

10. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of	As of
	December 31, 2018	December 31, 2017
Other payables	$22,368	$10,712
Accrued audit fees	16,500	15,000
Accrued other expenses	13,575	514
Accrued professional fees	532	-
Total payables and accrued liabilities	$52,975	$26,226

11. HIRE PURCHASE CREDITOR

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 2.38% per annum, due through June, 2025, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of	As of
	December 31, 2018	December 31, 2017
Finance lease	$64,952	$18,033
Less: interest expense	(8,621)	(2,336)
Net present value of finance lease	56,331	15,697

Current portion	7,561	3,571
Non-current portion	48,770	12,126
Total	$56,331	$15,697

As of December 31, 2018, the maturities of the finance lease for each of the years are as follows:

2019	$7,561
2020	7,964
2021	8,367
2022	8,770
2023	9,173
2024	9,576
2025	4,920
Total	$56,331

12. AMOUNT DUE TO A DIRECTOR

As of December 31, 2018 and December 31, 2017, a director of the Company advanced $40,476 and $40,541, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. INCOME TAXES

For the year ended December 31, 2018 and year ended December 31, 2017, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended December 31, 2018	For the year ended December 31, 2017

Tax jurisdictions from:
- Local	$(41,825)	$(62,850)
- Foreign, representing
Seychelles	(1,775)	(1,729)
Hong Kong	(125,895)	(96,374)
Malaysia	(177,895)	(96,598)
PRC	(23,754)	(26,951)
Thailand	(201)	(390)
Loss before income tax	$(371,345)	$(284,892)

The provision for income taxes consisted of the following:

	For the year ended December 31, 2018	For the year ended December 31, 2017

Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended December 31, 2018, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year-end are presented as follows:

	For the year ended December 31
	2018	2017	2018	2017	2018	2017
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$-	$53,113	-%	29%	$-	$-
Customer B	$41,561	$45,000	19%	25%	$-	$-
Customer C	$93,541	$-	43%	-%	$-	$-
Customer D	$34,922	$-	16%	-%	$-	$-
	$170,024	$98,113	77%	54%	$-	$-

(b) Major vendors

For the year ended December 31, 2018, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year-end are presented as follows:

	For the year ended December 31
	2018	2017	2018	2017	2018	2017
	Purchases		Percentage of Purchases		Account Payable, Trade
Vendor A	$46,051	$30,650	34%	62%	$24,191	$3,754
Vendor B	$15,517	$15,651	11%	32%	$-	$-
Vendor C	$16,789	$-	12%	-%	$-	$-
Vendor D	$16,789	$-	12%	-	$-	$-
	$95,146	$46,301	69%	94%	$24,191	$3,754

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

(d) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of MYR, HK$, RMB, and THB converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

15. COMMITMENTS AND CONTINGENCIES

(a) Rent expenses

For the year ended December 31, 2018 and 2017, the Company has incurred rent expenses solely for the office premises in Malaysia on a monthly basis as follows:

	For the year ended	For the year ended
	December 31, 2018	December 31, 2017
Rent Expenses	$28,487	$12,773
	$28,487	$12,773

(b) Rent prepayment and deposit

	As at	As at
	December 31, 2018	December 31, 2017
Rent Prepayment (1)	$665	$3,967
Rent Deposit (2)	16,418	1,322
	$17,083	$5,289

(1)	Rent prepayment solely for the office premises in Malaysia and due under a cancellable operating lease in the next twelve months for Malaysia office premises.

(2)	Rent deposit is refundable upon maturity of tenancy agreement and pre-maturity cancellation will be forfeited.

(c) The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 2.38% per annum, due through June, 2025, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of December 31,	As of December 31,
	2018	2017
Finance lease	$64,952	$18,033
Less: interest expense	(8,621)	(2,336)
Net present value of finance lease	56,331	15,697

Current portion	7,561	3,571
Non-current portion	48,770	12,126
Total	$56,331	$15,697

As of December 31, 2018, the maturities of the finance lease for each of the years are as follows:

2019	$7,561
2020	7,964
2021	8,367
2022	8,770
2023	9,173
2024	9,576
2025	4,920
Total	$56,331

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2018 up through the date the Company issued the audited consolidated financial statements.

On February 26, 2019, Teo Jen Jiang, Siow Kock Yong and Hew Yuen Foong acquired the control of 110,000,000 shares of issued and outstanding common stock of DSwiss, Inc. (the “Company”), representing approximately 53.17% of the Company’s total issued and outstanding shares of Common Stock from the Company’s Chief Executive Officer, Leong Ming Chia and Greenpro Venture Capital Limited in accordance with common stock purchase agreements which were negotiated in an arm’s-length transaction.

17. RELATED PARTY TRANSACTIONS

Related party transaction amounted of $20,456 and $17,940 for the year ended December 31, 2018 and December 31, 2017 respectively for professional services provided to a subsidiary of the holding company of our corporate shareholder, Greenpro Venture Capital Limited.

DSwiss (HK) Limited made trade transactions with DSwiss Sdn Bhd amounted to $15,517 and the outstanding balance of related party trade payables as at December 31, 2017 are $4,523. However, these transactions have been eliminated upon consolidation.

The related party transaction is generally transacted in an arm-length basis at the current market value in the normal course of business.

