Form 10-Q
period 2019-03-31
DSwiss Inc
filed 2019-05-14
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2019

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

Avenue 3, Bangsar South, No.8 Jalan Kerinchi, 59200, Kuala Lumpur, Malaysia

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2019
Common Stock, $.0001 par value	206,904,600

1

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2019 and December 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2019	December 31, 2018
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$86,702	$188,754
Accounts receivable	10,288	11,762
Prepaid expenses and deposit	37,696	60,903
Income tax receivables	1,434	-
Inventories	27,553	15,137
Total Current Assets	163,673	276,556

NON-CURRENT ASSETS
Property and equipment, net	86,438	92,956
Intangible assets, net	9,665	9,883
Total Non-Current Assets	96,103	102,839

TOTAL ASSETS	$259,776	$379,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payable	$28,249	$27,882
Other payables and accrued liabilities	53,174	52,975
Hire purchase creditor	7,830	7,561
Amounts due to a director	41,070	40,476
Total Current Liabilities	130,323	128,894

NON- CURRENT LIABILITIES
Hire purchase creditor	47,842	48,770

TOTAL LIABILITIES	$178,165	$177,664

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,600 and 206,904,600 shares issued and outstanding as of March 31, 2019 and December 31, 2018 respectively	$20,690	$20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive losses	(21,833)	(21,494)
Accumulated deficit	(1,316,963)	(1,204,947)

TOTAL DSWISS, INC. STOCKHOLDERS’ EQUITY	$77,320	$189,675
NON-CONTROLLING INTEREST	4,291	12,056
TOTAL STOCKHOLDERS’ EQUITY	81,611	201,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$259,776	$379,395

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2019	2018
REVENUE	$18,812	$36,694

COST OF REVENUE	(7,976)	(13,078)

GROSS PROFIT	10,836	23,616

OTHER INCOME	4,030	550

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(79,529)	(63,935)

OPERATING EXPENSES	(43,250)	(40,129)

OTHER OPERATING EXPENSES	(11,790)	(6,627)

LOSS BEFORE INCOME TAX	(119,703)	(86,525)

TAXATION	(78)	-

NET LOSS	$(119,781)	(86,525)
Non-Controlling Interest	7,765	3,533
Other comprehensive income/(loss):
- Foreign currency translation adjustment	(339)	13,656

Comprehensive loss	(112,355)	(69,336)

Net income/(loss) per share- Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	206,904,600	206,904,600

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”))

(unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED (DEFICIT)	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2018 (audited)	206,904,600	$20,690	$1,395,426	$(21,494)	$(1,204,947)	$12,056	$201,731
Foreign currency translation adjustment	-	-	-	(339)	-	-	(339)
Net loss	-	-	-	-	(112,016)	(7,765)	(119,781)
Balance as of March 31, 2019 (unaudited)	206,904,600	$20,690	$1,395,426	$(21,833)	$(1,316,963)	$4,291	$81,611

See accompanying notes to condensed consolidated financial statements

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(119,703)	$(86,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,266	4,971
Amortization for intangible assets	200	180
Changes in operating assets and liabilities:
Account payable	-	2,003
Accounts receivable	1,444	-
Other payables and accrued liabilities	(266)	851
Inventories	(12,191)	(35,562)
Prepaid expenses and deposits	23,867	44,901
Cash used in operations	(99,383)	(69,181)
Tax paid	(1,431)	-

Net cash used in operating activities	(100,814)	(69,181)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(704)
Intangible assets	-	(475)

Net cash used in investing activities	-	(1,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from /(Repayment to) directors	58	(5,740)
Repayment of hire purchase	(1,889)	(917)

Net cash used in financing activities	(1,831)	(6,657)

Effect of exchange rate changes on cash and cash equivalent	593	7,067

Net decrease in cash and cash equivalents	(102,052)	(69,950)
Cash and cash equivalents, beginning of period	188,754	498,516
CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,702	$428,566
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$659	$-

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at March 31, 2019 and 2018 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2019 and 2018 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2018 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2018.

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

The Company, through its subsidiaries and its variable interest entities (“VIEs”), mainly supplies high quality beauty products. Details of the Company’s subsidiaries and associates:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	DSwiss Holding Limited	Seychelles, May 28, 2015	1 share of ordinary share of US$1 each	Investment holding	100%

2.	DSwiss (HK) Limited	Hong Kong, May 28, 2015	1 share of ordinary share of HK$1 each	Supply of beauty products	100%

3.	DSwiss Sdn Bhd	Malaysia, June 10, 2011	2 shares of ordinary share of RM 1 each	Supply of beauty products	100%

4.	DSwiss Biotech Sdn Bhd(1)	Malaysia, March 17, 2016	250,000 shares of ordinary share of RM 1 each	Supply of biotech products	40%

5.	DS Asia Co., Ltd(1) (2)	Thailand, April 27, 2016	20,000 shares of ordinary share of THB 25 each	Trading Beauty products	49%

6.	DSwiss International Trading (Shenzhen) Limited 德瑞絲國際貿易(深圳)有限公司	PRC, June 21, 2016	413,392 shares of ordinary share of RMB 1 each	Trading Beauty products	100%

(1) Based on the contractual arrangements between the Company and other investors, the Company has the power to direct the relevant activities of these entities unilaterally, and hence the Company has control over these entities.

(2) DS Asia Co., Ltd was being officially de-registered on April 5, 2019.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

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

Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses. Shipping and handling fees are expensed as incurred for the three months ended March 31, 2019 were $277, while for the three months ended March 31, 2018 were $410.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the three months ended March 31, 2019.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

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

Translation of amounts from RM into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2019	2018

Period-end RM : US$1 exchange rate	4.08	3.86
Period-average RM : US$1 exchange rate	4.09	3.92
Period-end HK$ : US$1 exchange rate	7.85	7.85
Period-average HK$ : US$1 exchange rate	7.85	7.83
Period-end RMB : US$1 exchange rate	6.71	6.28
Period-average RMB : US$1 exchange rate	6.75	6.36
Period-end THB : US$1 exchange rate	31.59	31.17
Period-average THB : US$1 exchange rate	31.56	31.55

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREEMONTHS ENDED MARCH 31, 2019

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2019, the Company operates in four reportable operating segment in Malaysia, Thailand, China and Hong Kong.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. STOCKHOLDERS’ EQUITY

As of March 31, 2019, the Company had a total of 206,904,600 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

5. PROPERTY AND EQUIPMENT

	March 31, 2019	December 31, 2018
Computers and software	$90,931	$90,931
Furniture and fittings	6,144	6,144
Office equipment	9,586	9,586
Motor vehicles	79,054	79,054
Renovation	18,843	18,843
Total	$204,558	$204,558
Accumulated depreciation	(118,110)	(110,844)
Effect of translation exchange	(10)	(758)
Property and equipment, net	$86,438	$92,956

Depreciation expense for the three months ended March 31, 2019 were $7,266.

Depreciation expense for the three months ended March 31, 2018 were $4,971.

6. INTANGIBLE ASSETS

	March 31, 2019	December 31, 2018
Trademarks	$12,077	$12,077
Amortization	(2,394)	(2,194)
Effect of translation exchange	(18)	-
Intangible assets, net	$9,665	$9,883

Amortization for the three months ended March 31, 2019 was $200.

Amortization for the three months ended March 31, 2018 was $180.

7. PREPAID EXPENSES AND DEPOSITS

	March 31, 2019	December 31, 2018
Prepaid expenses	$3,406	$5,400
Deposits	34,290	35,353
Other receivable	-	20,150
Total prepaid expenses and deposits	$37,696	$60,903

8. INVENTORIES

	March 31, 2019	December 31, 2018
Finished goods, at cost	$27,553	$15,137
Total inventories	$27,553	$15,137

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	March 31, 2019	December 31, 2018
Other payables	$22,566	$22,368
Accrued audit fees	16,500	16,500
Accrued other expenses	11,379	13,575
Accrued professional fees	2,729	532
Total payables and accrued liabilities	$53,174	$52,975

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. HIRE PURCHASE CREDITOR

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 2.38% per annum, due through June, 2025, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of	As of
	March 31, 2019	December 31, 2018
Finance lease	$63,803	$64,952
Less: interest expense	(8,131)	(8,621)
Net present value of finance lease	55,672	56,331

Current portion	7,830	7,561
Non-current portion	47,842	48,770
Total	$55,672	$56,331

As of March 31, 2019 the maturities of the finance lease for each of the years are as follows:

2019	$5,834
2020	8,139
2021	8,551
2022	8,962
2023	9,232
2024	9,541
2025	5,413
Total	$55,672

11. INCOME TAXES

For the three months ended March 2019 and 2018, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	2019	2018

Tax jurisdictions from:
- Local	$(4,038)	$(4,084)
- Foreign, representing
Seychelles	(72)	(178)
Hong Kong	(55,509)	(44,824)
Malaysia	(53,043)	(31,501)
PRC	(6,451)	(5,883)
Thailand	(590)	(55)

Loss before income tax	$(119,703)	$(86,525)

The provision for income taxes consisted of the following:

	2019	2018
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

12. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended March 31, 2019 and 2018, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2019	2018	2019	2018	2019	2018
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$-	$8,486	-%	20%	$-	-
Customer B	$-	$8,294	-%	20%	$-	-
Customer C	$3,676	$-	20%	-	$-	-
	$3,676	$16,780	20%	40%	$-	-

(b) Major vendors

For three months ended March 31, 2019 and 2018, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2019	2018	2019	2018	2019	2018
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$6,247	$9,639	87%	57%	$-	-
Vendor B	$-	$4,565	-	24	$-	-
	$6,247	$14,204	87%	81%	$-	-

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES

(a) Rent expenses

For three months ended March 31, 2019 and 2018, the Company has incurred rent expenses solely for the office premises in Malaysia on a monthly basis as follows:

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Rent Expenses	$12,407	$2,135
	$12,407	$2,135

(b) Rent prepayment and deposit

	As at	As at
	March 31, 2019	December 31, 2018
Rent Prepayment (1)	$674	$665
Rent Deposit (2)	17,818	16,418
	$18,492	$17,083

(1)	Rent prepayment solely for the office premises in Malaysia and due under a cancellable operating lease in the next twelve months for Malaysia office premises.

(2)	Rent deposit is refundable upon maturity of tenancy agreement and pre-maturity cancellation will be forfeited.

(c) The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 2.38% per annum, due through June, 2025, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of	As of
	March 31, 2019	December 31, 2018
Finance lease	$63,803	$64,952
Less: interest expense	(8,131)	(8,621)
Net present value of finance lease	55,672	56,331

Current portion	7,830	7,561
Non-current portion	47,842	48,770
Total	$55,672	$56,331

As of March 31, 2019, the maturities of the finance lease for each of the years are as follows:

2019	$5,834
2020	8,139
2021	8,551
2022	8,962
2023	9,232
2024	9,541
2025	5,413
Total	$55,672

14. SUBSEQUENT EVENTS

DS Asia Co., Ltd (a company incorporated in Thailand) which the Company owned 49% equity interest, was being officially de-registered on April 5, 2019.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2018 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the Three Months Ended March 31, 2019 and March 31, 2018.

For the three months ended March 31, 2019, we realized revenue in the amount of $18,812, while for the three months ended March 31, 2018 we realized revenues in the amount of $36,694. Our gross profits for the three months ended March 31, 2019 were $10,836, which is lesser than $23,616 for the three months ended March 31, 2018. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

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

Our net loss for the three months ended March 31, 2019 were $119,781, while for the three months ended March 31, 2018 were $86,525. We attribute this decrease due to additional cost incurred to increase product sales and market share.

The increases in general and administrative expenses are a result of advertising and compliance costs as a public company.

Liquidity and Capital Resources

For the three months ended March 31, 2019, we had cash and cash equivalents of $86,702. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the three months ended March 31, 2019, net cash used in operating activities was $100,814, compared to net cash used of $69,181 in the prior year. The operating cash flow performance primarily reflects the increase in inventory purchases and decrease in prepaid expenses and deposits compared to the prior year.

Investing Activities

For the three months ended March 31, 2019, net cash used in investing activities was $0, reflecting the cost in purchase of property, plant and equipment and new trademark. For the three months ended March 31, 2018, net cash used in investing activities was $1,179, reflecting the cost in register of trademarks.

Financing Activities

For the three months ended March 31, 2019, net cash decreased by financing activities was $1,831 resulted from the repayment of loan to directors. For the three months ended March 31, 2018, net cash decreased by finance activities was $6,657 reflecting from hire purchase financing.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of property and equipment. There is no capital expenditures for the three months periods ended March 31, 2019 and three months periods ended March 31, 2018.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2019.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2019

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

