Form 10-Q
period 2019-06-30
DSwiss Inc
filed 2019-08-14
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2019

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

Large Accelerated Filer [  ] Accelerated Filer [  ]Non-accelerated Filer [  ] Smaller reporting company [X]

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

Yes [  ] No [X]

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter:

N/A.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2019
Common Stock, $.0001 par value	206,904,600

1

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2019 and December 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2019	December 31, 2018
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$83,679	$188,754
Accounts receivable	432	11,762
Other receivable, prepaid expenses and deposit	28,021	60,903
Income tax receivables	1,646	-
Inventories	27,637	15,137
Total Current Assets	141,415	276,556

NON-CURRENT ASSETS
Property and equipment, net	81,854	92,956
Intangible assets, net	8,876	9,883
Total Non-Current Assets	90,730	102,839

TOTAL ASSETS	$232,145	$379,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payable	$24,188	$27,882
Other payables and accrued liabilities	132,136	52,975
Hire purchase creditor	7,829	7,561
Amounts due to a director	23,436	40,476
Total Current Liabilities	187,589	128,894

NON- CURRENT LIABILITIES
Hire purchase creditor	45,219	48,770

TOTAL LIABILITIES	$232,808	$177,664

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,600 and 206,904,600 shares issued and outstanding as of June 30, 2019 and December 31, 2018 respectively	$20,690	$20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive losses	(23,088)	(21,494)
Accumulated deficit	(1,393,701)	(1,204,947)

TOTAL DSWISS, INC. STOCKHOLDERS’ EQUITY	$(673)	$189,675
NON-CONTROLLING INTEREST	10	12,056
TOTAL STOCKHOLDERS’ EQUITY	(663)	201,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$232,145	$379,395

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
REVENUE	$24,428	$115,494	$43,240	$152,188

COST OF REVENUE	(5,530)	(91,270)	(13,506)	(104,348)

GROSS PROFIT	18,898	24,224	29,734	47,840

OTHER INCOME	3,837	1,180	7,867	1,730

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(86,815)	(70,296)	(209,594)	(134,231)

OPERATING EXPENSES	-	(31,408)	-	(71,537)

FINANCE COST	(624)	-	(1,283)	-

OTHER OPERATING EXPENSES	(26,074)	(8,925)	(37,205)	(15,552)

LOSS ON LIQUIDATION OF SUBSIDIARY	(6,792)	-	(6,792)	-

LOSS BEFORE INCOME TAX	(97,570)	(85,225)	(217,273)	(171,750)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(97,570)	(85,225)	(217,273)	(171,750)
Non Controlling Interest	6,518	7,618	14,283	11,151
Other comprehensive loss
- Foreign currency translation adjustment	(204)	(5,363)	(543)	(521)

Total comprehensive loss	(91,256)	(82,970)	(203,533)	(161,120)

Net income/(loss) per share- Basic and diluted	(0)	(-0)	(0)	(0)

Weighted average number of common shares outstanding – Basic and diluted	206,904,600	206,904,600	206,904,600	206,904,600

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”))

(unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED (DEFICIT)	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2018 (audited)	206,904,600	$20,690	$1,395,426	$(21,494)	$(1,204,947)	$12,056	$201,731
Foreign currency translation adjustment	-	-	-	(1,594)	-	-	(1,594)
Net loss	-	-	-	-	(203,533)	(14,283)	(217,816)
Liquidation of subsidiary				-	14,779	2,237	17,016
Balance as of June 30 2019 (unaudited)	206,904,600	$20,690	$1,395,426	$(23,088)	$(1,393,701)	$10	$(663)

See accompanying notes to condensed consolidated financial statements

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(203,533)	$(171,750)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-Controlling Interest	(12,046)	-
Liquidation of subsidiary	14,779	-
Depreciation and amortization	11,410	9,984
Amortization for intangible assets	783	382
Loss on disposal of vehicle	-	2,823
Intangible asset written-off	224	-
Fixed Asset written-off	293	-
Changes in operating assets and liabilities:
Account payable	(3,694)	-
Accounts receivable	11,330	-
Other payables and accrued liabilities	79,161	(13,000)
Inventories	(12,500)	(12,661)
Prepaid expenses and deposits	32,882	57,986
Cash used in operations	(80,911)	(126,236)
Tax paid	(1,646)	-

Net cash used in operating activities	(82,557)	(126,236)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(601)	(3,219)
Intangible assets	-	(474)

Net cash used in investing activities	(601)	(3,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from (Repayment to) directors	(17,040)	(189)
Repayment of hire purchase	(3,283)	(16,524)
Proceeds from disposal of vehicle	-	19,740

Net cash used in financing activities	(20,323)	3,027

Effect of exchange rate changes on cash and cash equivalent	(1,594)	(26,323)

Net decrease in cash and cash equivalents	(105,075)	(153,225)
Cash and cash equivalents, beginning of period	188,754	498,516
CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,679	$345,291
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$1,646	$-
Interest paid	$1,283	$-

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at June 30, 2019 and 2018 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2019 and 2018 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2018 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2018.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019

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

Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses. Shipping and handling fees are expensed as incurred for the six months ended June 30, 2019 were $277, while for the six months ended June 30, 2018 were $1,150.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Selling and distribution expenses

Selling and distribution expenses are primarily comprised of travelling and accommodation, transportation fees such as petrol, toll and parking and shipping and handling fees.

Cash and cash equivalents

The Company consider all highly liquid instruments with a maturity of six months or less at the time of issuance to be cash equivalent.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the six months ended June 30, 2019.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019

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

Translation of amounts from RM into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2019	2018

Period-end RM : US$1 exchange rate	4.13	4.03
Period-average RM : US$1 exchange rate	4.12	3.95
Period-end HK$ : US$1 exchange rate	7.81	7.85
Period-average HK$ : US$1 exchange rate	7.84	7.85
Period-end RMB : US$1 exchange rate	6.87	6.62
Period-average RMB : US$1 exchange rate	6.79	6.38
Period-end THB : US$1 exchange rate	30.71	33.02
Period-average THB : US$1 exchange rate	31.61	31.92

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the six months ended June 30, 2019, the Company operates in four reportable operating segment in Malaysia, Thailand, China and Hong Kong.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED June 30, 2019

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

On April 5, 2019, DS Asia Co., Ltd (“DSAC”), which DSHK held 49% interest under VIE structure, was being officially liquidated.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. STOCKHOLDERS’ EQUITY

As of June 30, 2019 and December 31, 2018, the Company had a total of 206,904,600 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

5. PROPERTY AND EQUIPMENT

	June 30, 2019	December 31, 2018
Computers and software	$91,239	$90,931
Furniture and fittings	6,144	6,144
Office equipment	9,586	9,586
Motor vehicles	79,054	79,054
Renovation	18,843	18,843
Total	$204,866	$204,558
Accumulated depreciation	(122,254)	(110,844)
Effect of translation exchange	(758)	(758)
Property and equipment, net	$81,854	$92,956

Depreciation expense for the three months and six months ended June 30, 2019 were $ 7,266 and $11,410 respectively.

Depreciation expense for the three months and six months ended June 30, 2018 were $ 4,971 and $ 9,984 respectively.

6. INTANGIBLE ASSETS

	June 30, 2019	December 31, 2018
Trademarks	$12,077	$12,077
Amortization	(2,977)	(2,194)
Effect of translation exchange	(224)	-
Intangible assets, net	$8,876	$9,883

Amortization for the three months and six months ended June 30, 2019 was $ 200 and $783 respectively.

Amortization for the three months and six months ended June 30, 2018 was $ 180 and $382 respectively.

7. PREPAID EXPENSES AND DEPOSITS

	June 30, 2019	December 31, 2018
Prepaid expenses	$562	$5,400
Deposits	21,835	35,353
Other receivable	5,624	20,150
Total prepaid expenses and deposits	$28,021	$60,903

8. INVENTORIES

	June 30, 2019	December 31, 2018
Finished goods, at cost	$27,637	$15,137
Total inventories	$27,637	$15,137

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	June 30, 2019	December 31, 2018
Other payables	$89,011	$22,368
Accrued audit fees	4,036	16,500
Accrued other expenses	37,058	13,575
Accrued professional fees	2,031	532
Total payables and accrued liabilities	$132,136	$52,975

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. HIRE PURCHASE CREDITOR

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 2.38% per annum, due through June, 2025, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of June 30, 2019	December 31, 2018
Finance lease	$61,803	$64,952
Less: interest expense	(8,755)	(8,621)
Net present value of finance lease	53,048	56,331

Current portion	7,829	7,561
Non-current portion	45,219	48,770
Total	$53,048	$56,331

As of June 30, 2019 the maturities of the finance lease for each of the years are as follows:

2019	$3,862
2020	8,032
2021	8,438
2022	8,845
2023	9,111
2024	9,417
2025	5,343
Total	$53,048

11. INCOME TAXES

For the six months ended June 2019 and 2018, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	2019	2018

Tax jurisdictions from:
- Local	$(18,884)	$(16,572)
- Foreign, representing
Seychelles	(1,917)	(1,778)
Hong Kong	(105,872)	(71,373)
Malaysia	(79,896)	(68,359)
PRC	(12,235)	(13,522)
Thailand	1,531	(146)

Loss before income tax	$(217,273)	$(171,750)

The provision for income taxes consisted of the following:

	2019	2018
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong, Malaysia, PRC and Thailand that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2019, the operations in the United States of America incurred $307,257 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $64,524 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

12. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended June 30, 2019 and 2018, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2019	2018	2019	2018	2019	2018
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$-	$96,772	-	86%	$-	-
Customer B	$4,305	$-	17%	-	$-	-
Customer C	$13,540	$-	52%	-	$-	-
	$17,845	$96,772	68%	86%	$-	-

For six months ended June 30, 2019 and 2018, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2019	2018	2019	2018	2019	2018
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$-	$96,772	-	64%	$-	-
Customer B	$4,305	$-	10%	-	$-	-
Customer C	$13,540	$-	31%	-	$-	-
	$17,845	$96,772	41%	64%	$-	-

(b) Major vendors

For three months ended June 30, 2019 and 2018, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2019	2018	2019	2018	2019	2018
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$-	$17,856	-	52%	$-	-
Vendor B	$2,370	$10,460	90%	30%	$-	-
	$2,370	$28,316	90%	82%	$-	-

For six months ended June 30, 2019 and 2018, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For six months ended June 30
	2019	2018	2019	2018	2019	2018
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$6,177	$17,856	70%	36%	$-	-
Vendor B	$2,370	$13,033	27%	26%	$-	-
	$8,547	$30,889	97%	62%	$-	-

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES

(a) Rent expenses

For six months ended June 30, 2019 and 2018, the Company has incurred rent expenses solely for the office premises in Malaysia on a monthly basis as follows:

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Rent Expenses	$24,373	$4,092
	$24,373	$4,092

(b) Rent prepayment and deposit

	As at	As at
	June 30, 2019	Dec 31, 2018
Rent Prepayment (1)	$-	$665
Rent Deposit (2)	16,242	16,418
	$16,242	$17,083

(1) Rent prepayment solely for the office premises in Malaysia and due under a cancellable operating lease in the next twelve months for Malaysia office premises.

(2) Rent deposit is refundable upon maturity of tenancy agreement and pre-maturity cancellation will be forfeited.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events “, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2019 up through the date was the Company presented these unaudited condensed financial statements.

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

Results of Operation

For the Three and Six Months Ended June 30, 2019 and June 30, 2018.

For the three and six months ended June 30, 2019, we realized revenue in the amount of $24,428 and $43,240, while for the three and six months ended June 30, 2018 we realized revenues in the amount of $115,494 and $152,188. The decrease in revenue for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 was due to the change of business channel from the combination of OEM sales and distributor sales to retail sales.

Our gross profits for the three and six months ended June 30, 2019 were $18,898 and $29,734, which is lesser than $24,224 and $47,480 for the three and six months ended June 30, 2018. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

For the three and six months ended June 30, 2019, our gross profits margin was 77% and 69% respectively, while for the three and six months ended June 30, 2018, gross profits margin was 21% and 31% respectively. The increase in gross profit margin was due to the sales were generated from retail sales which can bring in higher margin.

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

Our net loss for the three and six months ended June 30, 2019 were $97,570 and $217,273, while for the three and six months ended June 30, 2018 were $85,225 and $171,750. We attribute this decrease due to additional cost incurred to increase product sales and market share.

The increases in general and administrative expenses are a result of advertising and compliance costs as a public company.

Liquidity and Capital Resources

For the six months ended June 30, 2019, we had cash and cash equivalents of $83,679. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the six months ended June 30, 2019, net cash used in operating activities was $82,557, compared to net cash used of $126,236 in the prior year. The operating cash flow performance primarily reflects the decrease in inventory purchases and decrease in prepaid expenses and deposits compared to the prior year.

Investing Activities

For the six months ended June 30, 2019, net cash used in investing activities was $601, reflecting the cost in purchase of property, plant and equipment and new trademark. For the six months ended June 30, 2018, net cash used in investing activities was $3,693, reflecting the purchase of property, plant and equipment and Intangible assets.

Financing Activities

For the six months ended June 30, 2019, net cash decreased by financing activities was $20,323 resulted from the repayment of hire purchase. For the six months ended June 30, 2018, net cash increase by finance activities was $3,027 reflecting from disposal of vehicle.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of property and equipment. Our capital expenditures for the six months periods ended June 30, 2019 was $ 601.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2019.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2019

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

