Form 10-Q
period 2019-09-30
DSwiss Inc
filed 2019-11-14
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2019
Common Stock, $.0001 par value	206,904,600

1

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2019, and December 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2019	December 31, 2018
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$42,419	$188,754
Accounts receivable	1,827	11,762
Other receivable, prepaid expenses and deposit	83,080	60,903
Income tax receivables	1,737	-
Inventories	31,829	15,137
Total Current Assets	160,892	276,556

NON-CURRENT ASSETS
Property and equipment, net	75,546	92,956
Intangible assets, net	8,727	9,883
Total Non-Current Assets	84,273	102,839

TOTAL ASSETS	$245,165	$379,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payable	$9,240	$27,882
Other payables and accrued liabilities	206,291	52,975
Hire purchase creditor	6,524	7,561
Amounts due to a director	27,318	40,476
Total Current Liabilities	249,373	128,894

NON- CURRENT LIABILITIES
Hire purchase creditor	43,062	48,770

TOTAL LIABILITIES	$292,435	$177,664

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,600 and 206,904,600 shares issued and outstanding as of September 30, 2019 and December 31, 2018 respectively	$20,690	$20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive losses	(13,932)	(21,494)
Accumulated deficit	(1,457,743)	(1,204,947)

TOTAL DSWISS, INC. STOCKHOLDERS’ EQUITY	$(55,559)	$189,675
NON-CONTROLLING INTEREST	8,289	12,056
TOTAL STOCKHOLDERS’ EQUITY	(47,270)	201,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$245,165	$379,395

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
REVENUE	$38,305	$16,254	$81,545	$168,442

COST OF REVENUE	(29,114)	(34,121)	(42,620)	(138,469)

GROSS PROFIT	9,191	(17,867)	38,925	(29,973)

OTHER INCOME/(LOSS)	51,655	2,292	59,522	4,022

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(71,119)	(55,399)	(280,713)	(189,630)

OPERATING EXPENSES	-	(38,944)	-	(110,481)

FINANCE COST	(594)	-	(1,877)	-

OTHER OPERATING EXPENSES	(5,896)	(4,579)	(49,893)	(20,131)

LOSS BEFORE INCOME TAX	(16,763)	(114,497)	(234,036)	(286,247)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(16,763)	(114,497)	(234,036)	(286,247)

Non Controlling Interest	(8,293)	3,939	5,990	15,090
Other comprehensive income/(loss):
- Foreign currency translation adjustment	8,105	(9,595)	7,562	(10,116)

Total comprehensive loss	(16,951)	(120,153)	(220,484)	(281,273)

Net income/(loss) per share- Basic and diluted	(-)	(-)	(-)	(-)

Weighted average number of common shares outstanding – Basic and diluted	206,904,600	206,904,600	206,904,600	206,904,600

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”))

(unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED (DEFICIT)	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2018 (audited)	206,904,600	$20,690	$1,395,426	$(21,494)	$(1,204,947)	$12,056	$201,731
Foreign currency translation adjustment	-	-	-	7,562		-	7,562
Net loss	-	-	-		(228,046)	(5,990)	(234,036)
Liquidation of subsidiaries	-	-	-	-	(24,750)	2,223	(22,527)
Balance as of September 30 2019 (unaudited)	206,904,600	$20,690	$1,395,426	$(13,932)	$(1,457,743)	8,289	$(47,270)

See accompanying notes to condensed consolidated financial statements

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(234,036)	$(286,247)

Adjustments to reconcile net loss to net cash used in operating activities:
Net assets of subsidiary written off upon liquidation	(22,527)	-
Depreciation and amortization	18,295	18,334
Amortization for intangible assets	932	127
Loss on disposal of vehicle	-	2,726
Intangible asset written-off	224	-
Income tax recovered	-	886
Fixed Asset written-off	295	-
Changes in operating assets and liabilities:
Account payable	(18,642)	24,095
Accounts receivable	9,935	20
Other payables and accrued liabilities	153,316	973
Inventories	(16,692)	(8,826)
Increase amount due to director	(13,158)	-
Prepaid expenses and deposits	(22,177)	28,715
Cash used in operations	(144,235)	(219,737)
Tax paid	(1,737)	-

Net cash used in operating activities	(145,972)	(219,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,180)	(83,512)
Intangible assets	-	-
Proceeds from disposal of vehicle	-	19,056

Net cash used in investing activities	(1,180)	(64,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from directors	-	(11,295)
Repayment of hire purchase	(6,745)	(17,532)
Proceed of hire purchase	-	61,087

Net cash used in financing activities	(6,745)	32,251

Effect of exchange rate changes on cash and cash equivalent	7,562	(10,116)

Net decrease in cash and cash equivalents	(146,335)	(262,058)
Cash and cash equivalents, beginning of period	188,754	498,516
CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,419	$236,458
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$1,737	$-
Interest paid	$1,823	$710

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at September 30, 2019 and 2018 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2019 and 2018 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2018 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2018.

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

(2) DS Asia Co., Ltd was being officially de-registered on April 5, 2019.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605,“Revenue Recognition”, the Company recognizes revenue from sales of goods when the following four revenue criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) selling price is fixed or determinable; and (4) collectability is reasonably assured.

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

Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses. Shipping and handling fees are expensed as incurred for the nine months ended September 30, 2019 were $12,917, while for the nine months ended September 30, 2018 were $2,555.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Selling and distribution expenses

Selling and distribution expenses are primarily comprised of travelling and accommodation, transportation fees such as petrol, toll and parking and shipping and handling fees.

Cash and cash equivalents

The Company consider all highly liquid instruments with a maturity of nine months or less at the time of issuance to be cash equivalent.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the nine months ended September 30, 2019.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

Translation of amounts from RM into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2019	2018

Period-end RM : US$1 exchange rate	4.18	4.14
Period-average RM : US$1 exchange rate	4.13	4.09
Period-end HK$ : US$1 exchange rate	7.84	7.83
Period-average HK$ : US$1 exchange rate	7.84	7.85
Period-end RMB : US$1 exchange rate	7.11	6.87
Period-average RMB : US$1 exchange rate	6.86	6.80
Period-end THB : US$1 exchange rate	30.55	32.33
Period-average THB : US$1 exchange rate	31.31	33.01

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the nine months ended September 30, 2019, the Company operates in four reportable operating segment in Malaysia, Thailand, China and Hong Kong.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED September 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. VIE STRUCTURE AND ARRANGEMENTS

On September 27, 2016, DSwiss (HK) Limited (“DSHK”) entered into a Management Services Agreement (the “Management Services Agreement I”) which entitles DSHK to substantially entitled to all of the economic benefits of DSwiss Biotech Sdn Bhd (“DSBT”) in consideration of services provided by DSHK to DSBT. Pursuant to the Management Services Agreement I, DSHK has the exclusive right to provide to DSBT management, financial and other services related to the operation of DSBT’s business, and DSBT is required to take all commercially reasonable efforts to permit and facilitate the provision of the services provided by DSHK. As compensation for providing the services, DSHK is entitled to receive a fee from DSBT, upon demand, equal to 100% of the annual net profits of DSBT during the term of the Management Services Agreement I. DSHK may also request, on ad hoc basis, quarterly payments of the aggregate fee, which payments will be credited against DSBT’s future payment obligations.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED September 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. STOCKHOLDERS’ EQUITY

As of September 30, 2019, and 31 December, 2018, the Company had a total of 206,904,600 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

5. PROPERTY AND EQUIPMENT

	September 30, 2019	December 31, 2018
Computers and software	$92,419	$90,931
Furniture and fittings	6,144	6,144
Office equipment	9,586	9,586
Motor vehicles	79,054	79,054
Renovation	18,843	18,843
Total	$206,046	$204,558
Accumulated depreciation	(129,139)	(110,844)
Effect of translation exchange	(1,361)	(758)
Property and equipment, net	$75,546	$92,956

Depreciation expense for the three and nine months and ended September 30, 2019 were $6,885 and $18,295.

Depreciation expense for the three and nine months ended September 30, 2018 were $4,571 and $18,334.

6. INTANGIBLE ASSETS

	September 30, 2019	December 31, 2018
Trademarks	$12,077	$12,077
Amortization	(3,126)	(2,194)
Effect of translation exchange	(224)	-
Intangible assets, net	$8,727	$9,883

Amortization for the three and nine months ended September 30, 2019 was $149 and $932.

Amortization for the three and nine months ended September 30, 2018 ended was $256 and $127.

7. PREPAID EXPENSES AND DEPOSITS

	September 30, 2019	December 31, 2018
Prepaid expenses	$823	$5,400
Deposits	36,214	35,353
Other receivable	46,043	20,150
Total prepaid expenses and deposits	$83,080	$60,903

8. INVENTORIES

	September 30, 2019	December 31, 2018
Finished goods, at cost	$31,829	$15,137
Total inventories	$31,829	$15,137

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	September 30, 2019	December 31, 2018
Other payables	$189,850	$22,368
Accrued audit fees	3,030	16,500
Accrued other expenses	11,911	13,575
Accrued professional fees	1,500	532
Total payables and accrued liabilities	$206,291	$52,975

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. HIRE PURCHASE CREDITOR

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 2.38% per annum, due through June, 2025, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of September 30, 2019	December 31, 2018
Finance lease	$58,590	$64,952
Less: interest expense	(9,004)	(8,621)
Net present value of finance lease	49,586	56,331

Current portion	6,524	7,561
Non-current portion	43,062	48,770
Total	$49,586	$56,331

As of September 30, 2019 the maturities of the finance lease for each of the years are as follows:

2019	$1,886
2020	7,790
2021	8,184
2022	8,578
2023	8,835
2024	9,132
2025	5,181
Total	$49,586

11. INCOME TAXES

For the nine months ended September 2019 and 2018, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	2019	2018

Tax jurisdictions from:
- Local	$(24,103)	$(22,337)
- Foreign, representing
Seychelles	(1,902)	(1,775)
Hong Kong	(131,294)	(98,682)
Malaysia	(69,590)	(145,316)
PRC	(16,545)	(17,352)
Thailand	9,398	(171)

Loss before income tax	$(234,036)	$(285,633)

The provision for income taxes consisted of the following:

	2019	2018
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

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

Malaysia

DSwiss Sdn Bhd and DSwiss Biotech Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income rate range from 17% to 24% on its assessable income.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

12. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended September 30, 2019 and 2018, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2019	2018	2019	2018	2019	2018
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$-	$9,675	%	60%	$-	-
Customer B	$21,345	$5,886	55%	36%	$-	-
Customer D	$7,704	$-	20%	-%	$-	-
	$29,049	$15,561	75%	96%	$-	-

For nine months ended September 30, 2019 and 2018, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2019	2018	2019	2018	2019	2018
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$-	$94,237	-%	56%	$-	-
Customer B	$25,645	$-	31%	-%	$-	-
Customer C	$13,523	$-	17%	-%	$-	-
	$39,168	$94,237	48%	56%	$-	-

(b) Major vendors

For three months ended September 30, 2019 and 2018, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2019	2018	2019	2018	2019	2018
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$4,312	$28,996	21%	86%	$-	-
Vendor B	$-	$4,560	-%	14%	$-	-
Vendor C	$11,461	$-	55%	-%	$-	-
Vendor D	$3,805	$-	18%	-%	$-	-
	$19,578	$33,356	94%	100%	$-	-

For nine months ended September 30, 2019 and 2018, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2019	2018	2019	2018	2019	2018
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$10,483	$46,394	33%	57%	$-	-
Vendor B	$-	$16,846	-%	21%	$-	-
Vendor C	$11,461	$-	37%	-%	$-	-
Vendor D	$3,805	$-	12%	-%	$-	-
	$25,749	$63,240	82%	78%	$-	-

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES

(a) Rent expenses

For nine months ended September 30, 2019 and 2018, the Company has incurred rent expenses solely for the office premises in Malaysia on a monthly basis as follows:

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
Rent Expenses	$36,061	$11,531
	$36,061	$11,531

(b) Rent prepayment and deposit

	As at	As at
	September 30, 2019	Dec 31, 2018
Rent Prepayment (1)	$-	$665
Rent Deposit (2)	16,027	16,418
	$16,027	$17,083

(1) Rent prepayment solely for the office premises in Malaysia and due under a cancellable operating lease in the next twelve months for Malaysia office premises.

(2) Rent deposit is refundable upon maturity of tenancy agreement and pre-maturity cancellation will be forfeited.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events “, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2019 up through the date was the Company presented these unaudited condensed financial statements.

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

Results of Operation

For the Three and Nine Months Ended September 30, 2019 and September 30, 2018.

For the three and nine months ended September 30, 2019, we realized revenue in the amount of $38,305 and $81,545, while for the three and nine months ended September 30, 2018, we generated a revenue of $16,254 and $168,442. The decrease in revenue was due to the change of business channel from the combination of OEM sales and distributor sales to retail sales.

Our gross profits for the three and nine months ended September 30, 2019 were $9,191 and $38,925, which is lesser than net loss of $17,867 and $29,973 for the three and nine months ended September 30, 2018. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

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

Our net loss for the three and nine months ended September 30, 2019 were $16,763 and $234,036, while for the net losses for the three and nine months ended September 30, 2018 were $114,497 and $286,247. We attribute this decrease of net loss due to decrease of operating expense and selling, general and administrative expense and increase of other income for the period.

Liquidity and Capital Resources

For the nine months ended September 30, 2019, we had cash and cash equivalents of $42,419. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the nine months ended September 30, 2019, net cash used in operating activities was $145,972, compared to net cash used of $219,737 in the prior year. The operating cash flow performance primarily reflects the decrease in other payables and accrued liabilities and decrease in prepaid expenses and deposits compared to the prior year.

Investing Activities

For the nine months ended September 30, 2019, net cash used in investing activities was $1,180, reflecting the cost in purchase of property, plant and equipment and new trademark. For the nine months ended September 30, 2018, net cash used in investing activities was $64,456, reflecting the reflecting the cost in purchase of property, plant and equipment and proceed from disposal of property, plant and equipment.

Financing Activities

For the nine months ended September 30, 2019, net cash decreased by financing activities was $ 6,745 resulted from the repayment of hire purchase. For the nine months ended September 30, 2018, net cash provided by financing activities was $32,251 resulted from the proceeds from disposal of vehicle.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of property and equipment. There is an amount of $1,180 used to purchase computer and software for the nine months period ended September 30, 2019

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2019.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2019

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

