Form 10-K
period 2019-12-31
DSwiss Inc
filed 2020-03-30
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2019

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 25, 2020
Common Stock, $.0001 par value	206,904,600

DSwiss, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2019

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

DSwiss, Inc. operates through its wholly-owned subsidiary, DSwiss Holding Limited, a Company organized under the laws of Seychelles.

The principal activity of the Company and its subsidiaries is to supply high-quality health and beauty products, including beverages to assist in weight management, anti-aging products, and immune system products designed to improve the overall health system in our body.

We have currently conducted our business through DSwiss Sdn. Bhd., a private limited liability company, incorporated in Malaysia. DSwiss Holding Limited, incorporated in Seychelles is an investment holding company with 100% equity interest in DSwiss (HK) Limited, a company incorporated in Hong Kong, which subsequent hold 100% equity interest in DSwiss Sdn. Bhd. We have invested in DSwiss Biotech Sdn. Bhd., a Company incorporated in Malaysia and owned a 40% equity interest. We have invested in DS Asia Co., Ltd, incorporated in Thailand, and owned 49% equity interest. On April 5, 2019, DS Asia Co.,Ltd has deregistered. The Company has incorporated DSwiss International Trading (Shenzhen) Limited in China, with a 100% equity interest on June 21, 2016.

The Company, through its subsidiaries and its variable interest entities (“VIEs”), mainly supplies high quality beauty products. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held
1.	DSwiss Holding Limited	Seychelles, May 28, 2015	1 share of ordinary share of US$1 each	Investment holding	100%
2.	DSwiss (HK) Limited	Hong Kong, May 28, 2015	1 share of ordinary share of HK$1 each	Supply of beauty products	100%
3.	DSwiss Sdn Bhd	Malaysia, June 10, 2011	2 shares of ordinary share of RM 1 each	Supply of beauty products	100%
4.	DSwiss Biotech Sdn Bhd (1)	Malaysia, March 17, 2016	250,000 shares of ordinary share of RM 1 each	Supply of biotech products	40%
5.	DS Asia Co., Ltd (2)	Thailand, April 27,2016	20,000 shares of ordinary share of THB 25 each	Trading beauty products	49%
6.	DSwiss International Trading (Shenzhen) Limited 德瑞絲國際 貿易(深圳)有限公司	PRC, June 21, 2016	413,392 shares of ordinary share of RMB 1 each	Trading beauty products	100%

(1) Based on the contractual arrangements between the Company and other investors, the Company has the power to direct the relevant activities of these entities unilaterally, and hence the Company has control over these entities.
(2) DS Asia Co., Ltd was being officially de-registered on April 5, 2019.

Business Overview

DSwiss is a premier biotech-nutraceutical company, supplying high-quality health and beauty products, including beverages to assist in weight management, anti-aging creams, and products designed to improve the overall health system in our bodies.

Since our establishment, our growth has been tremendous in Malaysia. From a mere selection of two (2) products, the company had expanded to twelve (12) products by 2019. With the strong leadership of our company’s Chief Executive Officer; Vincent Leong, our products are now consumed around the world, such as Malaysia, Singapore, Indonesia, Hong Kong, Macau, and China. To date, we had expanded across ASEAN regions through the support of our distributors and determined to expand our geographical presence to markets that we have yet to explore.

At DSwiss, research and development is an ongoing effort whose purpose is to ensure our products on the forefront of quality and effectiveness. Equipped with state of the art machinery, our innovative research and development team are constantly exploring new development and product lines that will enable us to provide the highest quality standard and remain competitive in the industry.

DSwiss’s products are certified and approved by the Ministry of Health (“MOH”) Malaysia. Due to the stringent requirements from MOH Malaysia, we strive to upkeep the highest possible standard in our products to provide assurance and continuous commitment to providing quality products.

Talent Development in Product Research and Development

The company hired food science professional and herbal science professional as our product specialists to involve in developing new product research and development. Such development will require clinical studies, market research and testing of physical products for overall effectiveness, and comply with the Ministry of Health Malaysia & JAKIM Halal standards. Currently, the company is undergoing research on the benefit of functional foods enhancing our human body immune system.

Currently, we are fulfilling last year future plan as in Talent Development, product research and development, and providing Original Equipment Manufacturer (OEM) and Original Design Manufacturer (ODM) services into functioning food and beauty product of which is currently under research and development with Taiwan Biotech and Malaysia biotech professionals. At the same time, we also upgraded to globally recognized Turnkey Private Label Manufacturing Services for nutraceutical, skin care, personal care, eye care, and equipment OEM/ODM products. Our professionals manage from custom formulation of scientifically-proven and naturally-effective, sourcing raw materials, production, quality control, stability and safety test, clinical testing by third-party labs, packaging and shipping including import and export, all licenses needed so customer can concentrate on what they should do.

Moving forward, we plan to form certain alliances and business partnerships with a few selected local companies from various countries. We strongly believe a healthy business relationship is vital for one’s business expansion, and more importantly; growth. While DSwiss has always been focused on pursuing operations within ASEAN, we certainly hope to expand our brand across the world in the future.

Our Products

DSwiss Coffee

DSwiss Coffee is a combination of Citrus Extract and eight other natural ingredients for digestive health. Apart from burning the fats, the drink provides a soothing and refreshing sensation.

It helps to:

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

It helps to:

●	Detoxify and dispose waste and toxins
●	Neutralize stomach excessive acid
●	Remove waste on the intestinal wall
●	Lose weight
●	Protect intestinal mucosa

DSwiss Triple SC

DSwiss Triple SC focuses on stem cell and consists of three (3) types of cell’s combination which includes Apple Stem Cells, Argan Stem Cells and Grape Stem Cells.

Apple Stem Cells are extracted from the rare “Uttwiler Spatlauber” apples. It contains rich nutrients, protein, and amazing vitality of plant stem cells. It helps to protect and renew skin cells.

Argan Stem Cells help maintain functions of dermis to provide elasticity to the skin. In order to maintain elasticity, healthy skin undergoes constant cell turnover, which renews and repairs the dermal connective tissue. It helps to rejuvenate skin cells and reduce wrinkles.

Grape Stem Cells protect the skin from chronological and light-induced aging, extending skin cells’ vitality and keeping the skin’s appearance young and beautiful longer. It helps improve the skin’s resistance.

It helps to improve:

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

It helps to:

●	Replenish elastin and collagen tissue in our skin
●	A superb moisturizing ability which can eliminate fine lines and rejuvenates skin cell
●	Prevent the formation of melanin which helps skin whitening

DSwiss Coffee Slimming Scrub

DSwiss Coffee Slimming Scrub is a natural body scrub containing fine uniform particles, mainly used to remove dirt on the skin layers, through a gentle friction with skin. It is also used to exfoliate the skin to remove dead skin, smoothen the skin and promote skin metabolism.

This is a physical method to remove dead skin layer, so one must be gentle in the course of action. It is recommended to use a moisturizer after exfoliating to nourish the skin.

The product can be used as face scrub or body scrub. Alternatively, we can use this product to remove dead skin on our joints. The product also helps to eliminate excess fats and may apply to therapeutic use.

It helps to:

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

It helps to :

●	Reduce body fat – peppermint is rich in menthol which could accelerate body circulation, reduce lipid, relieve bloating, and break down body fat for weight loss
●	Skincare – peppermint essential oil can be used in aromatherapy or to produce perfumes and cosmetics. It helps to protect the skin
●	Inhibition of body hair growth – Turkish scientists had researched that people who drink two (2) cups of mint tea continuously for five days a week will reduce the level of male hormones and inhibit the growth of body hair
●	Reduce heat – Chinese medicine believes that mint has a pleasant smell, with wind-dispersing heat effect and clears throat ailments
●	Relieve stress – peppermint contains essential oil, menthol, tannin and other substances, which can help to reduce anger, frustration and other negative emotions. It also helps to eliminate fatigue, relieve and stress

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

Additionally, PhytoCellTec™ is the technology used to generate and cultivate the key active ingredients, Nunatak® stem cell and apple stem cell. PhytoCellTec™ has used the auto-repair function of plant stem cell to replicate a large number of new cells, and then continue to grow into stem cells. This stem cell is filled with regeneration growth factor and metabolic factor, which can enhance DNA repair and slow down aging process. This is one of the remarkable anti-aging discoveries for this century.

It helps to:

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

It helps to:

●	Improves the skin barrier functions and skin protection
●	Prevents premature skin aging
●	Preserves lipid balance
●	Skin softening
●	Restores skin luminosity/ skin radiance
●	Visible improvement of skin texture
●	Refines and reveals a brighter and even more translucent skin tone
●	Prevents skin imperfection
●	Minimizes pores

DSwiss BioSpec

DSwiss BioSpec is a medical eye-wear which provides health benefits to our eyes.

(1) Frame

The main components of the DSwiss BioSpec frame are Negative Ions, Far Infra Ray, Nano Silver, and Germanium.

●	Negative Ions are known as “air vitamins”, which can release negative ions and facilitate blood oxygen transport, absorption and utilization, which can effectively increase the oxygen content in the blood, help regulate blood pressure and eliminate static electricity.
●	Far Infra Ray can promote blood circulation, strengthen metabolism and activate cells.
●	NanoSilver has antibacterial and anti-inflammatory properties, hence it can effectively kill 650 kinds of bacteria.
●	Germanium is beneficial to anti-cancer, anti-aging and anti-oxidation.

(2) Lens

The main components of DSwiss BioSpec lenses are UV 400 filters, Anti-blue Light, and Far Infrared.

●	UV 400 Filter blocks for UVA & UVB shorter than 400 nm and 99.9% UVA and UVB protections.
●	Anti-blue Light is a yellow-adjusting filter that reduces harmful blue light to the eyes.
●	Far Infra Ray can promote blood circulation, strengthen metabolism, and activate cells.

Major Features:

●	Patented production
●	Better micro blood circulation
●	Antibacterial and anti-inflammatory
●	Durable and safe
●	Economical and practical

Genmune-Pro

Genmune-Pro is a product that helps to boost up the human’s immunity system through enhancing the digestive health. It is uniquely formulated with probiotic strains Bifidobacterium longum BB536, Lactobacillus rhamnosus GG, prebiotic galacto-oligosaccharides and Wellmune® Baker’s Yeast Beta Glucan. Genmune-Pro helps to replenish beneficial bacteria in the gut to support digestive and immune health.

Scientifically proven by more than 150 clinical studies, Bifidobacterium longum BB536 promotes intestinal health, supports a healthy immune system, relieves constipation and enhances bone strength.

Scientifically proven by more than 800 clinical studies, Lactobacillus rhamnosus GG promotes digestive health, protects against upper respiratory tract infections and cavities and improves skin condition.

Wellmune® is a proprietary baker’s yeast beta glucan. It uses a unique mechanism to boost immune system by priming the immune cells to kill foreign bacteria faster. Galacto-oligosaccharides stimulate the growth of probiotic bacteria and retard the growth of harmful bacteria.

It helps to:

●         Improve digestive health

●         Restore the intestinal microbial balance

●         Boosts the immune system

●         Strengthen the recognition ability of immune cells

●         Enhance resistances to infections

●         Reduce symptoms of allergy

●         Promote skin health

●         Reduce occurrences of cold and flu

●         Improve emotional well-being

Yumeka Hair Shampoo and Conditioner

Yumeka Hair Shampoo and Conditoner are all- natural hair care products that serve 5R functions: Repair, Refresh, Restore, Reinforce and Revitalize. They are effective in reducing itchy scalp, dandruff and oil production as well as moisturize hair scalp and strengthening the hair roots, resulting in lustrous silky smooth hair. The mild formulation in Yumeka makes it free of SLS, SLES, parabens, sillicone and thus user- friendly.

The key ingredient of this product, Cleomilk®, is a plant- based phytomilk that reduces moisure loss from skin, improves re-lipidation effect and reinforces the skin’s natural water storage. Multiple in-vivo tests conducted have shown that the long-chain polysaccharides will form a protective film on the skin to reduce trans-epidermal water loss. Then, the lamellar lipid matrix and natural moisturizing factors within our skin or scalp structure can be supported and reinforced well enough.

The microbiota on our hair lives a delicate balance and our daily activities might easily disturb it. The prebiotic in the product serves as a food supplement for the protective skin biota which cannot be digested by the harmful ones. It forms a protective anti-microbial shield against hostile organisms and important changes such as UV light, pollutants and cleansing products, promoting healthy hair growth and scalp.

It helps:

●	Reduce itching scalp
●	Prevent dandruff
●	Control oil production on scalp
●	Activate functioning of hair follicles
●	Promote healthy scalp microbiata
●	Moisturize scalp layers
●	Strengthen hair roots
●	Improve silky smooth hair
●	Promote lustrous hair
●	Promote hair growth

GenCell Biotech New Age Essence

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

Trademark

The Company owned several trademark register under its subsidiaries in respective jurisdiction of which the subsidiary is operates.

●	Cambodia
●	Malaysia
●	Singapore
●	China
●	Hong Kong
●	India
●	Myanmar
●	Vietnam
●	EUIPO

Future Plan

Marketing Campaign and Publicity Enhancement

The Company is actively seeking opportunity to increase the market share of beauty and health industry locally and overseas, which requires continuous spending on marketing campaign primarily via social media and other online e-commerce platform which already in place currently to ensure the company product exposure and brand awareness.

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

Product Research and Development

The company also intended to conduct research and development on the benefits of Bioflavonoids, oil blend, mineral supplements such as Calcium, Magnesium, Iron, and Antioxidant Drinks towards the human body and Multi-Lamellar Emulsion (MLE) towards human skin. Besides, the company also acquiring Triple Emulsification Technology which can improve spreadability and uniformity of sunscreen, improve sun protection, increase skin cell survival and increase sunscreen efficiency in sun protection.

 Medical Consumable Supplies

The Company intended to venture into medical consumable supplies like medical surgical gown, sanitizer, and diabetes wound care spray and so on.

Human Resources and Talent Development

Taking into consideration of the aforementioned development, the company is well aware that with existing manpower is far from sufficient to the materialization of future plan, thus spending on human resources and talent development is inevitable, including but not limited to internal admin and operation, sales and marketing, accounting and finance as well as top management.

Merger and Acquisition

The Company is actively seeking opportunity to merge and acquire potential target company to derive extraordinary synergies in multiple segments but limited to healthcare, bio-technology, beauty slimming and wellness, food science and related industries. The management believe that organic growth itself is incapable of coping with the expectation of shareholders in the current dynamic business environment, thus via merger and acquisition the Company can create greater value to every stakeholder not limited to shareholders.

Marketing

We recognize the growing trend of social media and because of that, the management had decided to place a higher priority on social media for our marketing strategy. Coupled with the extensive networks we had built since our inception, the nature of our job has become easier and efficient to reach out to our clients. But, perhaps the most imperative to our success is the ability to connect with our customers and receive their feedback directly. From the feedback we received, we can understand our customer’s demands better and make further improvements. As a result, our customers’ base has been growing exponentially and resulted in a robust brand image of our company.

Competition

The beauty and healthcare industry is highly competitive, we might be in disadvantage competing with competitor who greater reserve or access to capital than we do to carry out operations and marketing efforts. We hope to maintain our competitive advantage by utilizing the experience, knowledge, and expertise of our current staff as well as offering exemplary our customer service.

Customers

For the year ended December 31, 2019, the Company has generated $273,659 revenue from clients under the ordinary course of business of the Company. The revenue mainly represented sales to agent and direct sales to clients on social media.

Employees

As of December 31, 2019, the Company has seven (7) full time employees including Mr. Leong Ming Chia who is our Chief Executive Officer, director, secretary and treasurer that works full time.

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

In July 2018, the Company obtained a loan in the principal amount of MYR250,000 (approximately $60,479) from Public Bank Berhad, a financial institution in Malaysia, to finance the acquisition of a motor vehicle. The loan bears interest at the base lending rate less 2.38% per annum, is payable in 83 monthly instalments of MYR3,473 (approximately $840) each and a final monthly instalment of MYR3,391 (approximately $820) and matures in June 2025.

As of December 31, 2019, the Company has an outstanding loan to be settle for aforementioned acquisition of motor vehicle of MYR203,341 (approximately $49,448), of which MYR33,206 (approximately $8,075) to be settled in 12 instalments in year 2020 and MYR170,135 (approximately $41,373) to be settle in 54 instalments after year 2020.

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

Fiscal Year 2019	Highest Bid	Lowest Bid
First Quarter	$2.60	$2,25
Second Quarter	$2.60	$2.60
Third Quarter	$2.60	$2.60
Fourth Quarter	$2.60	$2.60

Holders

As of December 31, 2019, we had 206,904,600 shares of our Common Stock par value, $.0001 issued and outstanding. There were 158 beneficial owners of our Common Stock.

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

Overview

DSwiss, Inc., a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on May 28, 2015. DSwiss Holding Limited owns 100% of DSwiss (HK) Limited, a Hong Kong Company, which owns 100% of DSwiss Sdn Bhd, the operating Malaysia Company of which is described below. In 2016, DSwiss (HK) Limited invested in DSwiss Biotech Sdn Bhd, incorporated in Malaysia, and owned 40% equity interest. DSwiss (HK) Limited also invested in DS Asia Co., Ltd, incorporated in Thailand, and owned 49% equity interest. We have incorporated a new company namely DSwiss International Trading (Shenzhen) Limited in China, with 100% equity interest owned by DSwiss (HK) Limited. On April 5, 2019, DSwiss Asia Co., Ltd was officially deregistered.

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

At this time, we operate exclusively online through our website: http://www.dswissbeauty.com/

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

Our expected growth is planned to occur primarily through the implementation of our social media marketing strategy. DSwiss already has a strong relationship with social media (eg. Facebook, Instagram and Wechat). The global presence social media has helped provide to us has been an invaluable resource, and as we continue to expand our business operations and spread our brand awareness, we intend to primarily utilize social media to reach our customers. The benefits of social media are countless, but perhaps the most imperative to our future success is our ability to connect with customers directly, to receive their feedback almost instantaneously. On that note, the feedback we have received from our clients has been overwhelmingly positive, which has helped us to create a robust brand image.

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

Results of Operations

Revenues for the year ended December 31, 2019 and 2018

The Company generated revenue of $273,659 and $220,119 for the year ended December 31, 2019 and 2018 respectively. Revenue has increased by $53,540 which is a 24.32% increase comparatively. The revenue mainly represented the supplies of beauty products to the customers. We contribute our increase in revenue towards the success in local and oversea marketing effort.

Cost of Revenue and Gross Margin

Cost of revenue for the Company year ended December 31, 2019 amounted to $181,925 as compared to $178,287 for the year ended December 31, 2018. Increase of $3,638 in cost of revenue was contributed by increasing packing material cost and product purchase price. As a result, the gross profit has increase from $41,832 for the year ended December 31, 2018 to $91,734 for the year ended December 31, 2019, while the gross margin of the Company increase from 19.00% in year ended December 31, 2018 to 33.52% in year ended December 31, 2019, which is a net increase of 14.52%.

Operating Expenses

Selling, general and administrative expenses for the year ended December 31, 2019 and 2018 amounted to $242,157 and $236,653 respectively, the increase of $5,504 which is 2.33% higher comparatively which was contributed by the increase of expense in the Dswiss Sdn Bhd.

Operating expenses for the year ended December 31, 2019 and 2018 amounted to $94,769 and $138,137 respectively, the decrease of $43,368 which is 31.39% lower comparatively, such decrease was associated with the Company stringent cost control.

Other operating expenses for the year ended December 31, 2019 and 2018 amounted to $56,315 and $46,445 respectively, the increase of $9,870 which is 21.25% higher comparatively, such increase was depreciation of fixed assets.

Other Income

The Company recorded an amount of $63,592 and $8,058 as other income for the year ended December 31, 2019 and 2018 respectively. This income is derived from the interest income earned and also the reversal of expenditure.

Net Loss and Net Loss Margin

The net loss for the year was $295,463 for the year ended December 31, 2019 as compared to $371,345 for the year ended December 31, 2018. The decrease in net loss of $75,882 which is a 20.43% lower comparatively due to higher contribution on gross profit. Taking into the loss for the year ended December 31, 2019, the accumulated loss for the Company has increased from $1,218,833 to $1,490,845.

Liquidity and Capital Resources

As of December 31, 2019, we had working capital deficit of $182,311 consisting of cash and cash equivalent of $48,353 as compared to working capital surplus of $147,662 and our cash and cash equivalent of $188,754 as of December 31, 2018.

Net cash used in operating activities for the year ended December 31, 2019 was $179,671 as compared to net cash used in operating activities of $250,463 for the year ended December 31, 2018. The cash used in operating activities are mainly for filing fees, professional fees, and business operation expenses.

Net cash used in investing activities for the year ended December 31, 2019 was $2,082 as compared to net cash of investing activities for the year ended, 2018 were $64,930. The cash used in investing activities are mainly for purchase of plant and equipment.

Net cash provided by financing activities for the year ended December 31, 2019 was $78,475 as compared to $42,097 for the year ended December 31, 2018. The cash provided by financing activities is advance from directors.

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

Critical Accounting Policies and Estimates

Leases

The company determines if an arrangement is a lease at inception. Operating leases are included in operating in operating lease right-of-use (“ROU”) as assets, operating lease non-current liabilities, and operating lease current liabilities in our consolidated balance sheet. Finance leases are property and equipment, other current liabilities, and other non-current liabilities in the consolidated balance sheet.

ROU assets represent the right to use an asset for the lease term and lease liability represent the obligation to make lease payment arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over lease term. As most of the leases doesn’t provide an implicit rate. The company generally use the incremental borrowing rate on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating ROU asset also includes any lease payments made and exclude lease incentives. Lease expense for lease payment is recognized on a straight -line basis over lease term. The Company adopted Public Bank Berhad’s base rate lending rate as a reference for discount rate.

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

Shipping and handling fees are expensed as incurred for the year ended December 31, 2019 were $2,214, while for the year ended December 31, 2018 were $2,983.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the year ended December 31, 2019.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended December 31, 2019 and year ended December 31, 2018. The Company and its subsidiary are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of amounts from MYR into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2019	2018

Period-end MYR : US$1 exchange rate	4.09	4.13
Period-average MYR : US$1 exchange rate	4.15	4.17
Period-end HK$ : US$1 exchange rate	7.79	7.83
Period-average HK$ : US$1 exchange rate	7.81	7.83
Period-end RMB : US$1 exchange rate	6.96	6.88
Period-average RMB : US$1 exchange rate	7.01	6.61
Period-end THB : US$1 exchange rate	29.76	32.35
Period-average THB : US$1 exchange rate	30.21	32.74

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2019.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2019.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Leong Ming Chia	37	Chief Executive Officer, President, Secretary, Treasurer, Director
Wong Sui Ting	47	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the period December 31, 2019, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leong Ming Chia, Chief Executive Officer, President, Secretary, Treasurer, Director (1)	For the year ended December 31, 2019	155,052	-	-	-	-	-	-	155,052
	For the year ended December 31, 2018	129,755	-	-	-	-	-	-	129,755

Wong Sui Ting, Director (2)	For the year ended December 31, 2019	-	-	-	-	-	-	-	-
	For the year ended December 31, 2018	-	-	-	-	-	-	-	-

(1)	On September 8, 2015 Leong Ming Chia was appointed Chief Executive Officer, President and a member of our Board of Directors. On May 31, 2017, upon the resignation of Chua Lee Yee from the position of Chief Financial Officer, Treasurer, Secretary and Director, Leong Ming Chia replaced Chua Lee Yee as the Chief Financial Officer, Treasurer and Secretary of the company.
(2)	On May 31, 2015 Wong Sui Ting was appointed as a member of our Board of Director.

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

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2019.

Name and Principal Position	Period	Fee ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leong Ming Chia, Chief Executive Officer, President, Secretary, Treasurer, Director (1)	For the year ended December 31, 2019	17,805	-	-	-	-	-	-	17,805
	For the year ended December 31, 2018	17,820	-	-	-	-	-	-	17,820

Wong Sui Ting, Director (2)	For the year ended December 31, 2019	-	-	-	-	-	-	-	-
	For the year ended December 31, 2018	-	-	-	-	-	-	-	-

(1)	On September 8, 2015 Leong Ming Chia was appointed Chief Executive Officer, President and a member of our Board of Directors. On May 31, 2017, upon the resignation of Chua Lee Yee from the position of Chief Financial Officer, Treasurer, Secretary and Director, Leong Ming Chia replaced Chua Lee Yee as the Chief Financial Officer, Treasurer and Secretary of the company.
(2)	On May 31, 2015 Wong Sui Ting was appointed as a member of our Board of Director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2019, the Company has 206,904,600 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2019 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

Related party transaction amounted of $13,816 and $20,456 for the year ended December 31, 2019 and December 31, 2018 respectively for professional services provided by a subsidiary of the holding company of our corporate shareholder, Greenpro Venture Capital Limited.

The related party transaction for the year ended December 31, 2019 was amounted to $153,328 and $39,942 for sales of our products to Agape ATP International Holding Limited and Agape Superior Living Sdn Bhd. The director for both Agape ATP International Holding Limited and Agape Superior Living Sdn Bhd is a corporate shareholder of our holding company.

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

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Audit fees	$14,000	$16,500
Audit related fees	8,870	-
Tax fees	-	-
All other fees	-	-
Total	$22,870	$16,500

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

Date: March 30, 2020

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

50400 Kuala Lumpur,

Malaysia.

Tel : (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DSwiss, Inc.

Unit 18-11, 18-12 & 18-01, Tower A,

Vertical Business Suite,
Jalan Kerinchi, 59200, Kuala Lumpur,

Malaysia.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DSwiss, Inc. (“the Company”) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended of December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended of December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from operations and no operation raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TOTAL ASIA ASSOCIATE PLT

TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2017.

Kuala Lumpur, Malaysia

Date: March 30, 2020

Kuala Lumpur, Malaysia

DSWISS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019, and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$48,353	$188,754
Accounts receivable	8,342	11,762
Other receivables, prepaid expenses and deposit	124,380	60,903
Income tax receivables	1,301	-
Inventories	17,199	15,137

Total current assets	199,575	276,556

NON-CURRENT ASSETS
Property and equipment, net	66,963	92,956
Intangible assets, net	6,575	9,883
Operating lease right-of-use assets, net	92,883	-

Total non-current assets	166,421	102,839

TOTAL ASSETS	$365,996	$379,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payable	$458	$27,882
Other payables and accrued liabilities	202,399	52,975
Finance lease liability	8,075	7,561
Amounts due to a director	125,834	40,476
Operating lease liability	45,120	-

Total current liabilities	381,886	128,894

NON-CURRENT LIABILITIES
Finance lease liability	41,373	48,770
Operating lease liability	47,179	-

Total non-current liabilities	88,552	48,770

TOTAL LIABILITIES	470,438	177,664

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding		-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,600 shares issued and outstanding as of December 31, 2019 and 2018 respectively	20,690	20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive losses	(34,564)	(21,494)
Accumulated deficit	(1,490,845)	(1,204,947)

TOTAL DSWISS, INC. STOCKHOLDERS’ EQUITY	(109,293)	189,675
NON-CONTROLLING INTEREST	4,851	12,056
TOTAL STOCKHOLDERS’ EQUITY	(104,442)	201,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$365,996	$379,395

See accompanying notes to consolidated financial statements.

DSWISS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended December 31, 2019	For the year ended December 31, 2018
REVENUE	$273,659	$220,119

COST OF REVENUE	(181,925)	(178,287)

GROSS PROFIT	91,734	41,832

OTHER INCOME	63,592	8,058

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(242,157)	(236,653)

OPERATING EXPENSES	(94,769)	(138,137)

FINANCE COST	(2,450)	-

LEASE EXPENSES	(48,069)	-

OTHER OPERATING EXPENSES	(56,315)	(46,445)

LOSS ON LIQUIDITY	(7,029)	-

LOSS BEFORE INCOME TAX	(295,463)	$(371,345)

INCOME TAXES PROVISION	-	-

NET LOSS	(295,463)	(371,345)

Non-Controlling Interests	9,565	20,035
Other comprehensive loss:
- Foreign exchange adjustment loss	(13,070)	(14,181)
COMPREHENSIVE LOSS	$(298,968)	$(365,491)

Net loss per share- Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	$206,904,600	$206,904,600

See accompanying notes to consolidated financial statements.

DSWISS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED LOSSES	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2018	206,904,600	20,690	1,395,426	(21,494)	$(1,204,947)	$12,056	$201,731
Foreign currency translation adjustment	-	-	-	(13,070)			(13,070)
Net loss	-	-	-	-	(285,898)	(9,565)	(295,463)
Liquidation of subsidiaries						2,360	2,360
Balance as of December 31, 2019 (audited)	206,904,600	20,690	1,395,426	(34,564)	(1,490,845)	4,851	(104,442)

See accompanying notes to consolidated financial statements

DSWISS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended December 31, 2019	For the year ended December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(295,463)	$(371,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,663	24,041
Bad debts expense	19,073	-
Waiver of debts	(38)	-
Amortization for intangible assets	2,867	777
Loss on disposal of property and equipment	-	2,726
Write off of asset	8,839	-
Trademark written-off	478	-
Loss on liquidation	7,029	-
Changes in operating assets and liabilities:
Accounts receivable	3,420	(2,193)
Account payable	(27,424)	24,431
Inventories	(2,062)	4,215
Other payables and accrued liabilities	149,424	27,227
Prepaid expenses and deposits	(63,477)	38,778
Reduction in lease liability	(43,699)	-
Cash used in operating activities	(178,370)	(251,343)
Taxation paid	(1,301)	880
Net cash used in operating activities	(179,671)	(250,463)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,082)	(83,512)
Disposal of assets	-	19,056
Intangible assets	-	(474)
Net cash used in investing activities	(2,082)	(64,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from directors	85,358	669
Proceeds from hire purchase finance	-	61,078
Repayment of hire purchase	(6,883)	(19,650)

Net cash provided by financing activities	78,475	42,097

Effect of exchange rate changes on cash and cash equivalents	(37,123)	(36,466)

Net change in cash and cash equivalents	(103,278)	(309,762)
Cash and cash equivalents, beginning of year	188,754	498,516

CASH AND CASH EQUIVALENTS, END OF YEAR	$48,353	$188,754
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$1,301	$-
Interest paid	$7,484	$1,920

See accompanying notes to consolidated financial statements.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

The Company, through its subsidiaries and its variable interest entities (“VIEs”), mainly supplies high quality beauty products. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held
1.	DSwiss Holding Limited	Seychelles, May 28, 2015	1 share of ordinary share of US$1 each	Investment holding	100%
2.	DSwiss (HK) Limited	Hong Kong, May 28, 2015	1 share of ordinary share of HK$1 each	Supply of beauty products	100%
3.	DSwiss Sdn Bhd	Malaysia, June 10, 2011	2 share of ordinary share of RM 1 each	Supply of beauty products	100%
4.	DSwiss Biotech Sdn Bhd (1)	Malaysia, March 17, 2016	250,000 shares of ordinary share of RM 1 each	Supply of biotech products	40%
5.	DS Asia Co., Ltd (2)	Thailand, April 21, 2016	20,000 shares of ordinary share of THB 25 each	Trading Beauty products	49%
6.	DSwiss International Trading (Shenzhen) Limited 德瑞絲國際貿易(深圳)有限公司	PRC, June 21, 2016	413,392 shares of ordinary share of RMB 1 each	Trading Beauty products	100%

(1) Based on the contractual arrangements between the Company and other investors, the Company has the power to direct the relevant activities of these entities unilaterally, and hence the Company has control over these entities.
(2) DS Asia Co., Ltd was being officially de-registered on April 5, 2019.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

As of December 31, 2019, the Company suffered an accumulated deficit of $1,490,845 and continuously incurred a net operating loss of $295,463 for year ended December 31, 2019. The continuation of the Company as a going concern through December 31, 2019 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the year ended December 31, 2019.

Leases

The company determines if an arrangement is a lease at inception. Operating leases are included in operating in operating lease right-of-use (“ROU”) as assets, operating lease non-current liabilities, and operating lease current liabilities in our consolidated balance sheet. Finance leases are property and equipment, other current liabilities, and other non-current liabilities in the consolidated balance sheet.

ROU assets represent the right to use an asset for the lease term and lease liability represent the obligation to make lease payment arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over lease term. As most of the leases doesn’t provide an implicit rate. The company generally use the incremental borrowing rate on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating ROU asset also includes any lease payments made and exclude lease incentives. Lease expense for lease payment is recognized on a straight -line basis over lease term. The Company adopted Public Bank Berhad’s base rate lending rate as a reference for discount rate.

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Translation of amounts from MYR into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2019	2018

Period-end MYR : US$1 exchange rate	4.09	4.13
Period-average MYR : US$1 exchange rate	4.15	4.17
Period-end HK$ : US$1 exchange rate	7.79	7.83
Period-average HK$ : US$1 exchange rate	7.81	7.83
Period-end RMB : US$1 exchange rate	6.96	6.88
Period-average RMB : US$1 exchange rate	7.01	6.91
Period-end THB : US$1 exchange rate	29.76	32.35
Period-average THB : US$1 exchange rate	30.21	32.74

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. STOCKHOLDERS’ EQUITY

As of December 31, 2019 and 2018, the Company had a total of 206,904,600 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. PROPERTY AND EQUIPMENT

	As of December 31,	As of December 31,
	2019	2018
Computer and software	$92,462	$90,931
Furniture and fittings	6,144	6,144
Office equipment	9,646	9,586
Motor vehicle	79,054	79,054
Renovation	-	18,843
Total property and equipment	187,306	$204,558
Accumulated depreciation	(119,720)	(110,844)
Effect of translation exchange	(623)	(758)
Property and equipment, net	$66,963	$92,956

Depreciation expense for the year ended December 31, 2019 and December 31, 2018 were $19,571 and $24,041, respectively. As of December 31, 2019, the company has write-off the renovation   with an carrying amount of $8,839.

7. INTANGIBLE ASSETS

	As of December 31,	As of December 31,
	2019	2018
Trademarks	$12,077	$12,077
Amortization	(5,061)	(2,194)
Effect if translation exchange	(441)	-
Intangible assets, net	$6,575	$9,883

Amortization for the year ended December 31, 2019 and December 31, 2018 were $2,867 and $777, respectively.

8. PREPAID EXPENSES AND DEPOSITS

	As of December 31,	As of December 31,
	2019	2018
Prepaid expenses	$6,629	$5,400
Deposits	117,711	35,353
Other receivables	-	20,150
Total prepaid expenses and deposits	$124,380	$60,903

9. INVENTORIES

	As of December 31,	As of December 31,
	2019	2018
Finished goods, at cost	$17,199	$15,137
Total inventories	$17,199	$15,137

10. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31,	As of December 31,
	2019	2018
Other payables	$168,876	$22,368
Accrued audit fees	19,873	16,500
Accrued other expenses	10,787	13,575
Accrued professional fees	2,863	532
Total payables and accrued liabilities	$202,399	$52,975

As at December 31, 2019, included in other payable is an amount of $132,085 to the Agape Superior Living Sdn Bhd. The director of Agape Superior Living Sdn Bhd is a corporate shareholder of our holding company. The amount is unsecured, interest free and is repayable on demand.

11. FINANCE LEASE LIABILITY

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 2.38% per annum, due through June, 2025, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of December 31,	As of December 31,
	2019	2018
Finance lease	$55,721	$64,952
Less: interest expense	(6,273)	(8,621)
Net present value of finance lease	49,448	56,331

Current portion	8,075	7,561
Non-current portion	41,373	48,770
Total	$49,448	$56,331

As of December 31, 2019, the maturities of the finance lease for each of the years are as follows:

2020	8,075
2021	8,484
2022	8,892
2023	9,159
2024	9,467
2025	5,371
Total	$49,448

12. AMOUNT DUE TO A DIRECTOR

As of December 31, 2019, and December 31, 2018, a director of the Company advanced $125,834 and $40,476, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. INCOME TAXES

For the year ended December 31, 2019 and year ended December 31, 2018, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended December 31, 2019	For the year ended December 31, 2018

Tax jurisdictions from:
- Local	$(43,726)	$(41,825)
- Foreign, representing
Seychelles	(1,896)	(1,775)
Hong Kong	(111,395)	(125,895)
Malaysia	(123,237)	(177,895)
PRC	(21,251)	(23,754)
Thailand	6,042	(201)
Loss before income tax	$(295,463)	$(371,345)

The provision for income taxes consisted of the following:

	For the year ended December 31, 2019	For the year ended December 31, 2018

Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company for the period ended December 31, 2019 and 2018.

	For the year ended December 31, 2019	For the year ended December 31, 2018
Deferred tax assets:
Net operating loss carry forwards
-United States of America	$(69,741)	$(57,366)
-Seychelles	$-	-
-Hong Kong	$(84,136)	$(65,028)
-Malaysia	$(100,905)	$(78,382)
-PRC	$(29,164)	$(22,601)
-Thailand	$-	$(2,956)
	(283,946)	(226,333)
Less: valuation allowance	$283,946	$226,333
Deferred tax assets	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Seychelles, Hong Kong, Malaysia, PRC and Thailand that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of 31 December, 2019, the operations in the United States of America incurred $332,098 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $69,741 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of December 31, 2019, the operations in the Hong Kong incurred $509,914 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $84,136 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

DSwiss Sdn Bhd and DSwiss Biotech Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 17% to 24% on its assessable income. As of December 31, 2019, the operations in the Malaysia incurred $560,586 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 18%. The Company has provided for a full valuation allowance of $100,905 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

DSwiss International Trading (Shenzhen) Limited is operating in the PRC subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. As of December 31, 2019, the operations in the PRC incurred $116,657 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 25%. The Company has provided for a full valuation allowance of $29,164 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended December 31, 2019, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year-end are presented as follows:

	For the year ended December 31
	2019	2018	2019	2018	2019	2018
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer B	$40,096	$41,561	15%	19%	$-	$-
Customer C	-	93,541	-	43%	-	-
Customer D	-	34,992	-	16%	-	-
Customer E	$133,543	$-	50%	-%	$-	$-
	$173,639	$170,024	65%	77%	$-	$-

(b) Major vendors

For the year ended December 31, 2019, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year-end are presented as follows:

	For the year ended December 31
	2019	2018	2019	2018	2019	2018
	Purchases		Percentage of Purchases		Account Payable, Trade
Vendor A	$-	$46,501	-%	34%	$-	$24,191
Vendor B	$-	$15,517	-%	11%	$-	$-
Vendor C	$-	$16,789	-%	12%	$-	$-
Vendor D	$-	$16,789	-%	12%	$-	$-
Vendor E	$92,165	$-	55%	-%	$-	$-
	$92,165	$95,146	55%	69%	$-	$24,191

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company officially adopted ASC 842 for the period on and after January 1, 2019 as permitted by ASU 2016-02. ASC 842 originally required all entities to use a “modified retrospective” transition approach that is intended to maximize comparability and be less complex than a full retrospective approach. On July 30, 2018, the FASB issued ASU 2018-11 to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02 of which permits entities may elect not to recast the comparative periods presented when transitioning to ASC 842. As permitted by ASU 2018-11, the Company elect not to recast comparative periods, thusly.

As of January 1, 2019, the Company recognized approximately US$136,308, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of January 1, 2019, with discounted rate of 4.47% adopted from Public Bank Berhad’s base lending rate as a reference for discount rate.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

As of December 31, 2019, operating lease right of use asset as follow:

Initial recognition as of January 1, 2019	$136,308
Accumulated amortization	(43,092)
Effect of translation exchange	(333)
Balance as of December 31, 2019	$92,883

As of December 31, 2019, operating lease liability as follow:

Initial recognition as of April 1, 2019	$136,308
Less: gross repayment	(49,025)
Add: imputed interest	4,977
Effect of translation exchange	39
Balance as of December 31, 2019	$92,299
Less: lease liability current portion	(45,120)
Lease liability non-current portion	47,179

For the year ended December 31, 2019, the amortization of the operating lease right of use asset are $43,092. As the Company adopt ASC 842 on and after January 1, 2019, the Company did not incur nor accrued any amortization of operating lease right for the year ended December 31, 2018.

Maturities of operating lease obligation as follow:

Year ending
December 31, 2020	$45,120
December 31, 2021	47,179
Total	$92,299

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Other information:

	Year ended December 31,
	2019	2018
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$43,092	$-
Right-of-use assets obtained in exchange for operating lease liabilities	92,883
Remaining lease term for operating lease (years)	2	-
Weighted average discount rate for operating lease	4.47%	-

Lease expenses were $44,009 ended December 31, 2019, respectively. As the Company adopt ASC 842 on and after January 1, 2019, the Company did not incur nor accrued any lease expenses for the year ended December 31, 2018.

16. LOSS OF LIQUIDATION

Year ended December 31,
2019
(unaudited)
Valuation of DS Asia Co., Ltd
- Share Capital	$63,800
- Retained Loss b/f	(67,492)
- Current Net profit	3,296
Net Asset of DS Asia Co., Ltd	-
Goodwill (if any)	-
Net Value of DS Asia Co., Ltd	-
Apportionment for Shareholding (49%)	0.49
Sales Proceed for Disposal of Investment	-
Investment in VIE	(7,029)

17. RELATED PARTY TRANSACTIONS

Related party transaction amounted of $13,816 and $20,456 for the year ended December 31, 2019 and December 31, 2018 respectively for professional services provided by a subsidiary of the holding company of our corporate shareholder, Greenpro Venture Capital Limited.

The related party transaction for the year ended December 31, 2019 was amounted to $153,328 and $39,942 for sales of our products to Agape ATP International Holding Limited and Agape Superior Living Sdn Bhd. The director for both Agape ATP International Holding Limited and Agape Superior Living Sdn Bhd is a corporate shareholder of our holding company.

The related party transaction is generally transacted in an arm-length basis at the current market value in the normal course of business.

18. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2019   up through the date the Company issued the audited consolidated financial statements.

