Form 10-K/A
period 2019-12-31
DSwiss Inc
filed 2020-03-31
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2019 of DSwiss, Inc. (the “Company”) filed with the Securities and Exchange Commission on March 30, 2020 (the “Form 10-K”) is to furnish Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

EXHIBIT INDEX

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer*

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.8 (File No. 333-208083) on July 20, 2016.

31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSWISS, INC.
(Name of Registrant)

Date: March 31, 2020

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Finance Officer, Secretary, Treasurer, Director
Principal Executive Officer Principal Financial Officer

32