Form 10-K/A
period 2019-12-31
DSwiss Inc
filed 2020-04-03
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of DSwiss Inc., (the “Company”) for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020 (the “2019 Annual Report”), is being filed to amend and restate the Company’s 2019 Annual Report.

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

Title of Class	Name of beneficial owner(i)	Shares of Common Stock Beneficially Owned	Percent of Class

Common Stock	Leong Ming Chia (i), (ii), (iii)	62,937,500	30.42%

Common Stock	Wong Sui Ting (ii)	50,000	0.02%

	All of the officers and directors as a group (iv)	62,987,500	30.44%

5% Shareholders
Common Stock	Greenpro Venture Capital Limited (i)	27,000,000	13.05%
Common Stock	Hew Yuen Foong (i)	33,000,000	15.95%
Common Stock	Teo Jen Jiang (i)	44,000,000	21.27%
Common Stock	Siow Kock Yong (i)	33,000,000	15.95%

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

Date: April 3, 2020

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

