Form 10-Q
period 2020-03-31
DSwiss Inc
filed 2020-05-15
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2020

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

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (603) 2770-4032

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	DQWS	The OTC Market – Pink Sheets

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2020
Common Stock, $.0001 par value	206,904,600

1

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2020, and December 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2020	December 31, 2019
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$126,598	$48.353
Accounts receivable	1,516	8,342
Other Receivable, prepaid expenses and deposit	59,641	124,380
Income tax receivables	1,352	1,301
Inventories	23,716	17,199
Total Current Assets	212,823	199,575

NON-CURRENT ASSETS
Property and equipment, net	61,335	66,963
Intangible assets, net	6,345	6,575
Operating lease right -of-use, net	77,941	92,883
Total Non-Current Assets	145,621	166,421

TOTAL ASSETS	$358,444	$365,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payable	$20,188	$458
Other payables and accrued liabilities	149,300	202,399
Finance lease liability	7,799	8,075
Amounts due to a director	167,889	125,834
Amount due to related party	369	-
Operating lease liability	43,517	45,120
Total Current Liabilities	389,062	381,886

NON- CURRENT LIABILITIES
Finance lease liability	37,475	41,373
Operating lease liability	33,936	47,179
Total non-current liabilities	71,411	88,552

TOTAL LIABILITIES	$460,473	$470,438

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,600 and 206,904,600 shares issued and outstanding as of March 31, 2020 and December 31, 2019 respectively	$20,690	$20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive losses	(35,132)	(34,564)
Accumulated deficit	(1,499,810)	(1,490,845)

TOTAL DSWISS, INC. STOCKHOLDERS’ EQUITY	$(118,826)	$(109,293)
NON-CONTROLLING INTEREST	16,797	4,851
TOTAL STOCKHOLDERS’ EQUITY	(102,029)	(104,442)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$358,444	$365,996

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2020	2019
REVENUE	$527,542	$18,812

COST OF REVENUE	(407,536)	(7,976)

GROSS PROFIT	120,006	10,836

OTHER INCOME	1,204	4,030

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(76,879)	(79,529)

OPERATING EXPENSES	(21,412)	(43,250)

FINANCE EXPENSES	(541)	-

LEASE EXPENSES	(11,849)	-

OTHER OPERATING EXPENSES	(7,547)	(11,790)

PROFIT/(LOSS) BEFORE INCOME TAX	2,982	(119,703)

TAXATION	-	(78)

NET PROFIT/(LOSS)	$2,982	(119,781)
Non-Controlling Interest	(11,947)	7,765
Other comprehensive income/(loss):
- Foreign currency translation adjustment	(568)	(339)

Comprehensive loss	(9,533)	(112,355)

Net income/(loss) per share- Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	206,904,600	206,904,600

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”))

(unaudited)

	COMMON STOCK
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED (DEFICIT)	NON- CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2019 (audited)	206,904,600	20,690	1,395,426	(34,564)	(1,490,845)	4,851	(104,442)
Foreign currency translation adjustment	-	-	-	(568)	-	-	(568)
Net loss	-	-	-	-	(8,965)	11,947	2,982
Balance as of March 31, 2020 (unaudited)	206,904,600	20,690	1,395,426	(35,132)	(1,499,810)	16,797	(102,029)

See accompanying notes to condensed consolidated financial statements

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss)	$2,982	$(119,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,791	7,266
Amortization for intangible assets	259	200
Changes in operating assets and liabilities:
Account payable	19,751	-
Accounts receivable	11,145	1,444
Other payables and accrued liabilities	(9,540)	(266)
Inventories	(7,311)	(12,191)
Prepaid expenses and deposits	61,675	23,867
Reduction in lease liability	(10,579)	-
Cash generated from/(used in) operations	84,173	(99,383)
Tax paid	(115)	(1,431)

Net cash generated from/ (used in) operating activities	84,058	(100,814)

CASH FLOWS FROM INVESTING ACTIVITY :
Purchase of property and equipment	(2,199)	-

Net cash used in investing activity	(2,199)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from directors	93	58
Repayment of hire purchase	(1,889)	(1,889)

Net cash used in financing activities	(1,796)	(1,831)

Effect of exchange rate changes on cash and cash equivalent	(1,818)	593

Net increase/(decrease) in cash and cash equivalents	78,245	(102,052)
Cash and cash equivalents, beginning of period	48,353	188,754
CASH AND CASH EQUIVALENTS, END OF PERIOD	$126,598	$86,702
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$(115)	$-
Interest paid	$-	$659
Cash received for income tax refund	$-	$659

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at March 31, 2020 and 2019 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2020 and 2019 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2019 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2019.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses. Shipping and handling fees are expensed as incurred for the three months ended March 31, 2020 were $5,015, while for the three months ended March 31, 2019 were $277.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the three months ended March 31, 2020.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

The Company conducts major businesses in Malaysia and Hong Kong, and is expanding to China. The Company is subject to tax in these jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

Translation of amounts from RM into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2020	2019

Period-end RM : US$1 exchange rate	4.31	4.08
Period-average RM : US$1 exchange rate	4.41	4.09
Period-end HK$ : US$1 exchange rate	7.75	7.85
Period-average HK$ : US$1 exchange rate	7.77	7.85
Period-end RMB : US$1 exchange rate	7.08	6.71
Period-average RMB : US$1 exchange rate	6.98	6.75
Period-end THB : US$1 exchange rate	32.71	31.59
Period-average THB : US$1 exchange rate	31.24	31.56

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREEMONTHS ENDED MARCH 31, 2020

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2020, the Company operates in four reportable operating segment in Malaysia, China and Hong Kong.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. STOCKHOLDERS’ EQUITY

As of March 31, 2020, the Company had a total of 206,904,600 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

5. PROPERTY AND EQUIPMENT

	March 31, 2020	December 31, 2019
Computers and software	$94,374	$92,462
Furniture and fittings	6,144	6,144
Office equipment	9,939	9,646
Motor vehicles	79,054	79,054
Total property and equipment	$189,511	$187,306
Accumulated depreciation	(124,587)	(119,720)
Effect of translation exchange	(3,589)	(623)
Property and equipment, net	$61,335	$66,963

Depreciation expense for the three months ended March 31, 2020 were $4,867.

Depreciation expense for the three months ended March 31, 2019 were $7,266.

6. INTANGIBLE ASSETS

	March 31, 2020	December 31, 2019
Trademarks	$12,077	$12,077
Amortization	(5,320)	(5,061)
Effect of translation exchange	(412)	(441)
Intangible assets, net	$6,345	$6,575

Amortization for the three months ended March 31, 2020 was $259.

Amortization for the three months ended March 31, 2019 was $200.

7. PREPAID EXPENSES AND DEPOSITS

	March 31, 2020	December 31, 2019
Prepaid expenses	$6,340	$6,629
Deposits	53,301	117,711
Total prepaid expenses and deposits	$59,641	$124,380

8. INVENTORIES

	March 31, 2020	December 31, 2019
Finished goods, at cost	$23,716	$17,199
Total inventories	$23,716	$17,199

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	March 31, 2020	December 31, 2019
Other payables	$112,482	$168,876
Accrued audit fees	19,158	19,873
Accrued other expenses	12,466	10,787
Accrued professional fees	5,194	2,863
Total payables and accrued liabilities	$149,300	$202,399

As at March 31, 2020 included in other payable is an amount of $73,293 to the Agape Superior Living Sdn Bhd. As at December 31, 2019, included in other payable is an amount of $132,085 to the Agape Superior Living Sdn Bhd. The director of Agape Superior Living Sdn Bhd is a corporate shareholder of our holding company. The amount is unsecured, interest free and is repayable on demand.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. FINANCE LEASE LIABILITY

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 2.38% per annum, due through June, 2025, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of March 31,	As of December 31,
	2020	2019
Finance lease	$51,032	$55,721
Less: interest expense	(5,488)	(6,273)
Net present value of finance lease	45,544	49,448

Current portion	7,799	8,075
Non-current portion	37,745	41,373
Total	$45,544	$49,448

As of March 31, 2020 the maturities of the finance lease for each of the years are as follows:

2020	5,848
2021	8,140
2022	8,532
2023	8,923
2024	9,315
2025	4,786
Total	$45,544

11. INCOME TAXES

For the three months ended March 2020 and 2019, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	2020	2019

Tax jurisdictions from:
- Local	$(6,761)	$(4,038)
- Foreign, representing
Seychelles	(93)	(72)
Hong Kong	702	(55,509)
Malaysia	15,197	(53,043)
PRC	(6,063)	(6,451)
Thailand	-	(590)

Profit/(loss) before income tax	$2,982	$(119,703)

The provision for income taxes consisted of the following:

	2020	2019
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of 31 December, 2020, the operations in the United States of America incurred $338,859 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $70,530 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of March 31, 2020, the operations in the Hong Kong incurred $509,212 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $84,120 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

DSwiss Sdn Bhd and DSwiss Biotech Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 17% to 24% on its assessable income. As of March 31, 2020, the operations in the Malaysia incurred $545,389 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 18%. The Company has provided for a full valuation allowance of $98,170 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRC

DSwiss International Trading (Shenzhen) Limited is operating in the PRC subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. As of March 31, 2020, the operations in the PRC incurred $117,720 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 25%. The Company has provided for a full valuation allowance of $29,430 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

12. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended March 31, 2020 and 2019, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2020	2019	2020	2019	2020	2019
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer B	$57,106	$-	11%	-%	$-	-
Customer F	$115,639	$-	22%	-	$-	-
	$172,745	$-	33%	-%	$-	-

(b) Major vendors

For three months ended March 31, 2020 and 2019, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2020	2019	2020	2019	2020	2019
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor B	$44,733	$-	12%	-%	$-	-
Vendor F	$821,713	$-	52	-	$-	-
	$866,466	$-	64%	-%	$-	-

All vendors are located in Malaysia.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

The initial recognition of operating lease right and lease liability as follow:

As of March 31, 2020, operating lease right of use asset as follow:

Initial recognition as of January 1, 2020	$136,308
Accumulated amortization	(53,783)
Effect of translation exchange	(4,584)
Balance as of March 31, 2020	$77,941

As of March 31, 2020, operating lease liability as follow:

Initial recognition as of April 1, 2019	$136,308
Less: gross repayment	(57,022)
Add: imputed interest	5,906
Effect of translation exchange	(7,739)
Balance as of March 31, 2020	$77,453
Less: lease liability current portion	(43,517)
Lease liability non-current portion	33,936

For the year ended March 31, 2020, the amortization of the operating lease right of use asset are $10,691. As the Company adopt ASC 842 on and after January 1, 2019, the Company did not incur nor accrued any amortization of operating lease right for the year ended December 31, 2018.

Maturities of operating lease obligation as follow:

Year ending
December 31, 2020	$43,517
December 31, 2021	33,936
Total	$77,453

Other information:

	Year ended March 31, 2020	Year ended December 31, 2019
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$(10,690)	$43,092
Right-of-use assets obtained in exchange for operating lease liabilities	77,941	92,883
Remaining lease term for operating lease (years)	2	2
Weighted average discount rate for operating lease	4.47%	4.47

Lease expenses were $7,094 for the period ended March 31, 2020, respectively while lease expenses were $44,009 for the year ended December 31, 2019

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after January 31, 2020 up through the date April 16, 2020 was the Company presented these audited consolidated financial statements. The director, Mr Vincent Leong will not declare his director fee as of the year of 2019 nor draw the director remuneration from DSwiss (HK) Limited starting from April 2020 until further notice. This is an effort on reducing the overhead cost of the company to ensure the company would have a healthy financial to combat against the Co-vid 19 pandemic regardless the sales of the company have increased magnificently this quarter.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the Three Months Ended March 31, 2020 and March 31, 2019.

For the three months ended March 31, 2020, we realized revenue in the amount of $527,542, while for the three months ended March 31, 2019, we realized revenues in the amount of $18,812. Our gross profits for the three months ended March 31, 2020 were $120,006, which is more than $10,836 for the three months ended March 31, 2019. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

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

Our net profit for the three months ended March 31, 2020 were $2,982, while the net loss for the three ended March 31, 2019 were $119,781. We attribute this increase in profit due to increase product sales and market share.

The increases in general and administrative expenses are a result of advertising and compliance costs as a public company.

Liquidity and Capital Resources

For the three months ended March 31, 2020, we had cash and cash equivalents of $126,598. We have positive operating cash flows and our working capital has been and will continue to be significant. As a result, we have increase our sales resulting an increase in our overall revenue . We need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the three months ended March 31, 2020, net cash gain in operating activities was $84,058 , compared to net cash used of $100,814 in the prior year. The operating cash flow performance primarily reflects decrease in prepaid expenses and deposits compared and increase in account payable to the prior year.

Investing Activities

For the three months ended March 31, 2020, net cash used in investing activities was $2,199, reflecting the cost in purchase of property, plant and equipment. For the three months ended March 31, 2019, net cash used in investing activities was $0.

Financing Activities

For the three months ended March 31, 2020, net cash used for financing activities was $1,796 resulted from the repayment of hire purchase and advance from directors . For the three months ended March 31, 2019, net cash used for financing activities was $1,831 resulted from the repayment of hire purchase and advance from director .

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of property and equipment. There is a $2,199 used to purchase the computer and software and office equipment for the three months periods ended March 31, 2020 . There is no capital expenditure for the three months periods ended March 31, 2019.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2020.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2020

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

