Form 10-Q
period 2020-06-30
DSwiss Inc
filed 2020-08-14
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug 14, 2020
Common Stock, $.0001 par value	206,904,600

1

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2020, and December 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2020	December 31, 2019
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$97,941	$48,353
Accounts receivable	7,708	8,342
Other receivable, prepaid expenses and deposit	28,190	124,380
Income tax receivables	1,472	1,301
Inventories	27,483	17,199
Total Current Assets	162,794	199,575

NON-CURRENT ASSETS
Property and equipment, net	56,650	66,693
Intangible assets, net	6,086	6,575
Operating lease right -of-use, net	67,589	92,883
Total Non-Current Assets	130,325	166,421

TOTAL ASSETS	$293,119	$365,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payable	$53,908	$458
Other payables and accrued liabilities	55,700	202,399
Finance lease liability	8,354	8,075
Amounts due to a director	150,168	125,834
Operating lease liability	44,575	45,120
Total Current Liabilities	312,705	381,886

NON- CURRENT LIABILITIES
Finance lease liability	35,275	41,373
Operating lease liability	22,594	47,179
Total non-current liabilities	57,869	88,552

TOTAL LIABILITIES	$370,574	$470,438

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,600 and 206,904,600 shares issued and outstanding as of June 30, 2020 and December 31, 2019 respectively	$20,690	$20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive losses	(15,712)	(34,564)
Accumulated deficit	(1,491,534)	(1,490,845)

TOTAL DSWISS, INC. STOCKHOLDERS’ EQUITY	$(91,130)	$(109,293)
NON-CONTROLLING INTEREST	13,675	4,851
TOTAL STOCKHOLDERS’ EQUITY	(77,455)	(104,442)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$293,119	$365,996

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS AND SIX MONTHS ENDED June 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
	$	$	$	$
REVENUE	220,910	24,428	748,452	43,240

COST OF REVENUE	(169,796)	(5,530)	(577,332)	(13,506)

GROSS PROFIT	51,114	18,898	171,120	29,734

OTHER INCOME	7,587	3,837	8,791	7,867

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(10,385)	(86,815)	(87,264)	(209,594)

OPERATING EXPENSES	(23,975)	-	(45,387)	-

FINANCE COST	(2,219)	(624)	(2,760)	(1,283)

OTHER OPERATING EXPENSES	(17,219)	(26,074)	(36,615)	(37,205)

LOSS ON LIQUIDATION OF SUBSIDIARY	-	(6,792)	-	(6,792)

PROFIT/(LOSS) BEFORE INCOME TAX	4,903	(97,570)	7,885	(217,273)

TAXATION	-	-	-	-

NET PROFIT/(LOSS)	4,903	(97,570)	7,885	(217,273)
Non-Controlling Interest	3,373	6,518	(8,574)	14,283
Other comprehensive loss
- Foreign currency translation adjustment	19,420	(204)	18,852	(543)

TOTAL COMPREHENSIVE LOSS/INCOME	27,696	(91,256)	18,163	(203,533)

NET INCOME/LOSS PER SHARE – BASIC AND DILUTED	-	-	-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	206,904,600	206,904,600	206,904,600	206,904,600

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(Currency expressed in United States Dollars (“US$”))

(unaudited)

	COMMON STOCK
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED (DEFICIT)	NON- CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2019 (audited)	206,904,600	20,690	1,395,426	(34,564)	(1,490,845)	4,851	(104,442)
Foreign currency translation adjustment	-	-	-	18,852	-	250	19,102
Net income	-	-	-	-	(689)	8,574	7,885
Balance as of June, 2020 (unaudited)	206,904,600	20,690	1,395,426	(15,712)	(1,491,534)	13,675	(77,455)

See accompanying notes to condensed consolidated financial statements

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss)	$7,885	$(203,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-Controlling Interest	(8,574)	(12,046)
Liquidation of subsidiary	-	14,779
Depreciation and amortization	31,699	11,410
Amortization for intangible assets	520	783
Intangible asset written-off	-	224
Plant and equipment written-off	-	293
Changes in operating assets and liabilities:
Account payable	53,468	(3,694)
Accounts receivable	844	11,330
Other payables and accrued liabilities	(128,719)	79,161
Inventories	(10,977)	(12,500)
Prepaid expenses and deposits	96,966	32,882
Cash generated from/(used in) operations	43,112	(80,911)
Tax paid	(226)	(1,646)

Net cash generated from/ (used in) operating activities	42,886	(82,557)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property and equipment	(2,212)	(601)
Net cash used in investing activity	(2,212)	(601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from (Repayment to) directors	93	(17,040)
Repayment of hire purchase	(3,826)	(3,283)

Net cash used in financing activities	(3,732)	(20,323)

Effect of exchange rate changes on cash and cash equivalent	12,646	(1,594)

Net increase/(decrease) in cash and cash equivalents	49,588	(105,075)
Cash and cash equivalents, beginning of period	48,353	188,754
CASH AND CASH EQUIVALENTS, END OF PERIOD	$97,941	$83,679
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$(115)	$1,646
Interest paid	$2,760	$1,283

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

DSwiss, Inc. is organized as a Nevada limited liability company, incorporated on May 28, 2015. For the purposes of financial statement presentation, DSwiss, Inc. and its subsidiaries are herein referred to as “the Company” or “we”. The principal activity of the Company and its subsidiaries is to supply high quality medical, health and beauty products directly to clients through wholly owned subsidiaries. Our medical, health and beauty supplies include, but are not limited to, beverages to assist in weight loss, anti-aging cream, and products designed to improve the overall health and wellness of clients.

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at June 30, 2020 and 2019 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2020 and 2019 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2019 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2019.

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

The Company, through its subsidiaries and its variable interest entities (“VIEs”), mainly supplies high quality medical, health and beauty products. Details of the Company’s subsidiaries and associates:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	DSwiss Holding Limited	Seychelles, May 28, 2015	1 share of ordinary share of US$1 each	Investment holding	100%

2.	DSwiss (HK) Limited	Hong Kong, May 28, 2015	1 share of ordinary share of HK$1 each	Supply of medical, health and beauty products	100%

3.	DSwiss Sdn Bhd	Malaysia, June 10, 2011	2 shares of ordinary share of RM 1 each	Supply of medical, health and beauty products	100%

4.	DSwiss Biotech Sdn Bhd(1)	Malaysia, March 17, 2016	250,000 shares of ordinary share of RM 1 each	Supply of biotech products	40%

5.	DSwiss International Trading (Shenzhen) Limited 德瑞絲國際貿易(深圳)有限公司	PRC, June 21, 2016	413,392 shares of ordinary share of RMB 1 each	Trading beauty products	100%

(1) Based on the contractual arrangements between the Company and other investors, the Company has the power to direct the relevant activities of these entities unilaterally, and hence the Company has control over these entities.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

Revenue from supplies of medical, health and beauty products are recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there was no sales return for the period reported.

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

Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses. Shipping and handling fees are expensed as incurred for the six months ended June 30, 2020 were $1,345, while for the six months ended June 30, 2019 were $277.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the six months ended June 30, 2020.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

Translation of amounts from RM into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2020	2019

Period-end RM : US$1 exchange rate	4.28	4.08
Period-average RM : US$1 exchange rate	4.25	4.09
Period-end HK$ : US$1 exchange rate	7.75	7.85
Period-average HK$ : US$1 exchange rate	7.76	7.85
Period-end RMB : US$1 exchange rate	7.07	6.71
Period-average RMB : US$1 exchange rate	7.03	6.75
Period-end THB : US$1 exchange rate	30.88	31.59
Period-average THB : US$1 exchange rate	31.61	31.56

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the six months ended June 30, 2020, the Company operates in four reportable operating segment in Malaysia, China and Hong Kong.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. STOCKHOLDERS’ EQUITY

As of June 30, 2020, the Company had a total of 206,904,600 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

5. PROPERTY AND EQUIPMENT

	June 30, 2020	December 31, 2019
Computers and software	$96,298	$92,462
Furniture and fittings	6,144	6,144
Office equipment	11,039	9,646
Motor vehicles	79,054	79,054
Total property and equipment	$192,535	$187,306
Accumulated depreciation	(129,794)	(119,720)
Effect of translation exchange	(6,091)	(623)
Property and equipment, net	$56,650	$66,963

Depreciation expense for the three months and six months ended June 30, 2020 were $4,828 and $10,074 respectively.

Depreciation expense for the three months and six months ended June 30, 2019 were $7,266 and $11,410 respectively.

6. INTANGIBLE ASSETS

	June 30, 2020	December 31, 2019
Trademarks	$12,077	$12,077
Amortization	(5,579)	(5,061)
Effect of translation exchange	(412)	(441)
Intangible assets, net	$6,086	$6,575

Amortization for the three months and six months ended June 30, 2020 was $260 and $518 respectively.

Amortization for the three months and six months ended June 30, 2019 was $200 and $783 respectively.

7. PREPAID EXPENSES AND DEPOSITS

	June 30, 2020	December 31, 2019
Prepaid expenses	$1,297	$6,629
Deposits	26,893	117,711
Total prepaid expenses and deposits	$28,190	$124,380

8. INVENTORIES

	June 30, 2020	December 31, 2019
Finished goods, at cost	$27,483	$17,199
Total inventories	$27,483	$17,199

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	June 30, 2020	December 31, 2019
Other payables	$23,063	$168,876
Accrued audit fees	18,136	19,873
Accrued other expenses	11,344	10,787
Accrued professional fees	3,157	2,863
Total payables and accrued liabilities	$55,700	$202,399

As at June 30, 2020 included in other payable is an amount of $37,340 to the Agape Superior Living Sdn Bhd. As at December 31, 2019, included in other payable is an amount of $132,085 to the Agape Superior Living Sdn Bhd. The director of Agape Superior Living Sdn Bhd is a corporate shareholder of our holding company. The amount is unsecured, interest free and is repayable on demand.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. FINANCE LEASE LIABILITY

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 2.38% per annum, due through June, 2025, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of June 30,	As of December 31,
	2020	2019
Finance lease	$48,612	$55,721
Less: interest expense	(4,983)	(6,273)
Net present value of finance lease	43,629	49,448

Current portion	8,354	8,075
Non-current portion	35,275	41,373
Total	$43,629	$49,448

As of June 30, 2020 the maturities of the finance lease for each of the years are as follows:

2020	3,924
2021	8,141
2022	8,534
2023	8,925
2024	9,318
2025	4,787
Total	$43,629

11. INCOME TAXES

For the six months ended June 2020 and 2019, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	2020	2019

Tax jurisdictions from:
- Local	$(12,562)	$(18,884)
- Foreign, representing
Seychelles	(1,593)	(1,917)
Hong Kong	18,234	(105,872)
Malaysia	14,751	(79,896)
PRC	(10,945)	(12,235)
Thailand	-	(1,531)

Profit/(loss) before income tax	$7,885	$(217,273)

The provision for income taxes consisted of the following:

	2020	2019
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong, Malaysia, PRC and Thailand that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2020, the operations in the United States of America incurred $344,660 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $72,379 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of June 30, 2020, the operations in the Hong Kong incurred $491,680 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $81,127 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

DSwiss Sdn Bhd and DSwiss Biotech Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 17% to 24% on its assessable income. As of June 30, 2020, the operations in the Malaysia incurred $545,835 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 17%. The Company has provided for a full valuation allowance of $92,792 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRC

DSwiss International Trading (Shenzhen) Limited is operating in the PRC subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. As of June 30, 2020, the operations in the PRC incurred $122,602 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 25%. The Company has provided for a full valuation allowance of $30,651 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

12. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended June 30, 2020 and 2019, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2020	2019	2020	2019	2020	2019
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$168,550	$4,196	72%	17%	$-	-
Customer B	$-	$-	-	-	$-	-
	$168,550	$4,196	72%	17%	$-	-

For six months ended June 30, 2020 and 2019, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2020	2019	2020	2019	2020	2019
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$227,731	$4,196	30%	10%	$-	-
Customer B	$114,561	$-	15%	-	$-	-
	$342,292	$4,196	45%	10%	$-	-

(b) Major vendors

For three months ended June 30, 2020 and 2019, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2020	2019	2020	2019	2020	2019
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$92,746	$-	53%	-	$-	-
Vendor B	$40,780	$-	23%	-	$-	-
	$133,526	$-	76%	-	$-	-

For six months ended June 30, 2020 and 2019, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2020	2019	2020	2019	2020	2019
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$206,815	$-	35%	-	$-	-
Vendor B	$120,004	$-	20%	-	$-	-
Vendor C	$85,095	$-	15%	-	$-	-
	$411,914	$-	70%	-	$-	-

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

The initial recognition of operating lease right and lease liability as follow:

As of June 30, 2020, operating lease right of use asset as follow:

Initial recognition as of January 1, 2019	$136,308
Accumulated amortization	(63,223)
Effect of translation exchange	(5,496)
Balance as of June 30, 2020	$67,589

As of June 30, 2020, operating lease liability as follow:

Balance as at January 1, 2020	$92,299
Less: gross repayment	(23,339)
Effect of translation exchange	(1,791)
Balance as of June 30, 2020	$67,169
Less: lease liability current portion	(44,575)
Lease liability non-current portion	22,594

For the year ended June 30, 2020, the amortization of the operating lease right of use asset are $21,768. As the Company adopt ASC 842 on and after January 1, 2019, the Company did not incur nor accrued any amortization of operating lease right for the year ended December 31, 2018.

Maturities of operating lease obligation as follow:

Year ending
December 31, 2020	$22,594
December 31, 2021	44,575
Total	$67,169

Other information:

	Year ended	Year ended
	June 30, 2020	December 31, 2019
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$(21,409)	$43,092
Right-of-use assets obtained in exchange for operating lease liabilities	67,589	92,883
Remaining lease term for operating lease (years)	2	2
Weighted average discount rate for operating lease	4.47%	4.47%

Lease expenses were $21,766 for the period ended June 30, 2020, respectively while lease expenses were $44,009 for the year ended December 31, 2019

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

Our Company is a medical, health and beauty supplies company formed with the goal of supplying high quality medical, health and beauty products directly to our clients. Our medical, health and beauty supplies include, but are not limited to, beverages to assist in burning and reducing fat, anti-aging creams, and products designed to improve the overall health and physical appearance of our clients. Currently we supply our products in Malaysia, Singapore, Thailand, Indonesia, Hong Kong and China. However, we have intentions to expand to Myanmar, Macau, Vietnam and Cambodia, and subsequent to that we will make efforts to expand throughout the world a premier biotech-nutraceutical company, supplying high-quality health and beauty products, including beverages to assist in weight management, anti-aging creams, and products designed to improve the overall health system in our body.

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

Results of Operation

For the Three Months and Six Months Ended June 30, 2020 and June 30, 2019.

For the three and six months ended June 30, 2020, we realized revenue in the amount of $220,910 and $748,452, while for the three and six months ended June 30, 2019, we realized revenues in the amount of $24,428 and $43,240. Our gross profits for the three and six months ended June 30, 2020 were $51,114 and $171,120, which is more than $32,216 and $141,386 for the three and six months ended June 30, 2019. The decrease in gross profit margin for the three and six months ended June 30, 2020 were due to unfavourable purchasing. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

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

Our net loss for three months ended June 30, 2020 was $12,418 and our net profit for six months ended June 30, 2020 was $7,885, while the net loss for the three and six months ended June 30, 2019 were $97,570 and $217,273. We attribute this increase in profit due to increase product sales and market share.

The increases in general and administrative expenses are a result of advertising and compliance costs as a public company.

Liquidity and Capital Resources

For the six months ended June 30, 2020, we had cash and cash equivalents of $97,941. We have positive operating cash flows and our working capital has been and will continue to be significant. We need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the six months ended June 30, 2020, net cash generated in operating activities was $42,885, compared to net cash used of $82,557 in the prior year. The operating cash flow performance primarily reflects increase in prepaid expenses and deposits compared and decrease in account payable to the prior year.

Investing Activities

For the six months ended June 30, 2020, net cash used in investing activities was $2,212, reflecting the cost in purchase of property, plant and equipment. For the six months ended June 30, 2019, net cash used in investing activities was $601.

Financing Activities

For the six months ended June 30, 2020, net cash used for financing activities was $3,732 resulted from the repayment of hire purchase and advance from directors. For the six months ended June 30, 2019, net cash used for financing activities was $20,323 resulted from the repayment of hire purchase.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of property and equipment. There is a $2,212 used to purchase the computer and software and office equipment for the six months periods ended June 30, 2020. Our capital expenditure for the six months periods ended June 30, 2019 was $601.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2020.

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

Date: August 14, 2020

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer,
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

