Form 10-Q
period 2020-09-30
DSwiss Inc
filed 2020-11-13
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2020
Common Stock, $.0001 par value	206,904,600

1

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2020, and December 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2020	December 31, 2019
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$104,733	$48,353
Accounts receivable	29,821	8,342
Other receivable, prepaid expenses and deposit	74,769	124,380
Income tax receivables	1,633	1,301
Inventories	33,944	17,199
Total Current Assets	244,900	199,575

NON-CURRENT ASSETS
Property and equipment, net	53,603	66,963
Intangible assets, net	5,826	6,575
Operating lease right -of-use, net	58,403	92,883
Total Non-Current Assets	117,832	166,421

TOTAL ASSETS	$362,732	$365,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$36,780	458
Other payables and accrued liabilities	172,559	202,399
Finance lease liability	9,112	8,075
Amounts due to a director	151,415	125,834
Operating lease liability	46,655	45,120
Total Current Liabilities	416,521	381,886

NON- CURRENT LIABILITIES
Finance lease liability	33,870	41,373
Operating lease liability	11,387	47,179
Total non-current liabilities	45,257	88,552

TOTAL LIABILITIES	$461,778	$470,438

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,600 and 206,904,600 shares issued and outstanding as of September 30, 2020 and December 31, 2019 respectively	$20,690	$20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive losses	(26,728)	(34,564)
Accumulated deficit	(1,499,891)	(1,490,845)

TOTAL DSWISS, INC. STOCKHOLDERS’ EQUITY	$(110,503)	$(109,293)
NON-CONTROLLING INTEREST	11,457	4,851
TOTAL STOCKHOLDERS’ EQUITY	(99,046)	(104,442)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$362,732	$365,996

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	$	$	$	$
REVENUE	249,705	38,305	998,157	81,545

COST OF REVENUE	(158,019)	(29,114)	(735,351)	(42,620)

GROSS PROFIT	91,686	9,191	262,806	38,925

OTHER INCOME	4,182	51,655	12,973	59,522

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(57,643)	(71,119)	(144,907)	(280,713)

OPERATING EXPENSES	(19,527)	-	(64,914)	-

FINANCE COST	1,219	(594)	(1,541)	(1,877)

OTHER OPERATING EXPENSES	(30,829)	(5,896)	(67,444)	(49,893)

LOSS BEFORE INCOME TAX	(10,912)	(16,763)	(3,027)	(234,036)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(10,912)	(16,763)	(3,027)	(234,036)
Non-Controlling Interest	2,555	(8,293)	(6,019)	5,990
Other comprehensive loss
Foreign currency translation adjustment	(11,016)	8,105	7,836	7,562

TOTAL COMPREHENSIVE LOSS	(19,374)	(16,951)	(1,211)	(220,484)

NET INCOME/LOSS PER SHARE – BASIC AND DILUTED	-	-	-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	206,904,600	206,904,600	206,904,600	206,904,600

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months Ended September 30, 2020 (Unaudited)
	COMMON STOCK		ADDITIONAL	ACCUMULATED		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED (DEFICIT)	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2019	206,904,600	20,690	1,395,426	(34,564)	(1,490,845)	4,851	(104,442)
Foreign currency translation adjustment	-	-	-	7,836	-	587	8,423
Net loss for the period	-	-	-	-	(9,046)	6,019	(3,027)
Balance as of September 30, 2020	206,904,600	20,690	1,395,426	(26,728)	(1,499,891)	11,457	(99,046)

	Three months Ended September 30, 2020 (Unaudited)
	COMMON STOCK		ADDITIONAL	ACCUMULATED		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED (DEFICIT)	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of June 30, 2020	206,904,600	20,690	1,395,426	(15,712)	(1,491,534)	13,675	(77,455)
Foreign currency translation adjustment	-	-	-	(11,016)	-	337	(10,679)
Net loss for the period	-	-	-	-	(8,357)	(2,555)	(10,912)
Balance as of September 30, 2020	206,904,600	20,690	1,395,426	(26,728)	(1,499,891)	11,457	(99,046)

	Nine months Ended September 30, 2019 (Unaudited)
	COMMON STOCK		ADDITIONAL	ACCUMULATED		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED (DEFICIT)	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2018	206,904,600	20,690	1,395,426	(21,494)	(1,204,947)	12,056	201,731
Foreign currency translation adjustment	-	-	-	7,562	-	-	7,562
Net loss for the period	-	-	-	-	(228,046)	(5,990)	(234,036)
Liquidation of subsidiaries	-	-	-	-	(24,750)	2,223	(22,527)
Balance as of September 30, 2019	206,904,600	20,690	1,395,426	(13,932)	(1,457,743)	8,289	(47,270)

	Three months Ended September 30, 2019 (Unaudited)
	COMMON STOCK		ADDITIONAL	ACCUMULATED		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED (DEFICIT)	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of June 30, 2019	206,904,600	20,690	1,395,426	(23,088)	(1,393,701)	10	(663)
Foreign currency translation adjustment	-	-	-	8,105	543	1,051	9,699
Net loss for the period	-	-	-	-	(25,056)	8,293	(16,763)
Liquidation of subsidiaries	-	-	-	1,051	(39,529)	(1,065)	(39,543)
Balance as of September 30, 2019	206,904,600	20,690	1,395,426	(13,932)	(1,457,743)	8,289	(47,270)

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,027)	$(234,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Liquidation of subsidiary	-	(22,527)
Depreciation and amortization	46,966	18,295
Amortization for intangible assets	780	932
Waiver of accounts payable	(20,513)	-
Accounts receivable written-off	20,417	-
Intangible asset written-off	-	224
Plant and equipment written-off	435	295
Changes in operating assets and liabilities:
Accounts payable	36,322	(18,642)
Accounts receivable	(21,564)	9,935
Other payables and accrued liabilities	(30,800)	153,316
Decrease in lease liabilities	(33,303)	-
Inventories	(16,922)	(16,692)
Increase amount due to director	25,581	(13,158)
Prepayments, deposits & other receivables	52,615	(22,177)
Cash generated from/(used in) operations	56,987	(144,235)
Tax paid	(340)	(1,737)

Net cash generated from/ (used in) operating activities	56,647	(145,972)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property and equipment	(1,984)	(1,180)
Net cash generated used in investing activity	(1,984)	(1,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of hire purchase	(5,956)	(6,745)
Net cash used in financing activities	(5,956)	(6,745)

Effect of exchange rate changes on cash and cash equivalent	7,673	7,562

Net increase/(decrease) in cash and cash equivalents	56,380	(146,335)
Cash and cash equivalents, beginning of period	48,353	188,754
CASH AND CASH EQUIVALENTS, END OF PERIOD	$104,733	$42,419
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$340	$1,737
Interest paid	$1,541	$1,823

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at September 30, 2020 and 2019 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2020 and 2019 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2019 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2019.

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

The Company, through its subsidiaries and its variable interest entities (“VIEs”), mainly supplies high quality beauty products. Details of the Company’s subsidiaries and associates:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	DSwiss Holding Limited	Seychelles, May 28, 2015	1 share of ordinary share of US$1 each	Investment holding	100%

2.	DSwiss (HK) Limited	Hong Kong, May 28, 2015	1 share of ordinary share of HK$1 each	Supply of medical, health and beauty products	100%

3.	DSwiss Sdn Bhd	Malaysia, March 10, 2011	2 shares of ordinary share of RM 1 each	Supply of medical, health and beauty products	100%

4.	DSwiss Biotech Sdn Bhd	Malaysia, March 17, 2016	250,000 shares of ordinary share of RM 1 each	Supply of biotech products	40%

5.	DSwiss International Trading (Shenzhen) Limited 德瑞絲國際貿易(深圳)有限公司	PRC, June 21, 2016	413,392 shares of ordinary share of RMB 1 each	Trading beauty products	100%

(1) Based on the contractual arrangements between the Company and other investors, the Company has the power to direct the relevant activities of these entities unilaterally, and hence the Company has control over these entities.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

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

Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses. Shipping and handling fees are expensed as incurred for the nine months ended September 30, 2020 were $3,841, while for the nine months ended September 30, 2019 were $12,917.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the nine months ended September 30, 2020.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

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

Translation of amounts from RM into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2020	2019

Period-end RM : US$1 exchange rate	4.16	4.18
Period-average RM : US$1 exchange rate	4.22	4.13
Period-end HK$ : US$1 exchange rate	7.75	7.84
Period-average HK$ : US$1 exchange rate	7.76	7.84
Period-end RMB : US$1 exchange rate	6.79	7.11
Period-average RMB : US$1 exchange rate	6.99	6.86
Period-end THB : US$1 exchange rate	31.58	30.55
Period-average THB : US$1 exchange rate	31.62	31.31

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the nine months ended September 30, 2020, the Company operates in four reportable operating segments in Malaysia, China and Hong Kong.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. STOCKHOLDERS’ EQUITY

As of September 30, 2020, the Company had a total of 206,904,600 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

5. PROPERTY AND EQUIPMENT

	September 30, 2020	December 31, 2019
Computers and software	$96,298	$92,462
Furniture and fittings	6,144	6,144
Office equipment	11,039	9,646
Motor vehicles	79,054	79,054
Total property and equipment	$192,535	$187,306
Accumulated depreciation	(133,710)	(119,720)
Effect of translation exchange	(5,222)	(623)
Property and equipment, net	$53,603	$66,963

Depreciation expense for the three months and nine months ended September 30, 2020 were $4,738 and $13,990 respectively.

Depreciation expense for the three months and nine months ended September 30, 2019 were $6,885 and $18,295 respectively.

6. WRITE OFF OF PROPERTY AND EQUIPMENT

	September 30, 2020	December 31, 2019
Write off of property and equipment	$1,535	$-
Accumulated depreciation	(1,228)	-
Total Write off of property and equipment	$307	$-

7. INTANGIBLE ASSETS

	September 30, 2020	December 31, 2019
Trademarks	$12,077	$12,077
Amortization	(5,841)	(5,061)
Effect of translation exchange	(410)	(441)
Intangible assets, net	$5,826	$6,575

Amortization for the three months and nine months ended September 30, 2020 was $260 and $780 respectively.

Amortization for the three months and nine months ended September 30, 2019 was $149 and $932 respectively.

8. PREPAID EXPENSES AND DEPOSITS

	September 30, 2020	December 31, 2019
Prepaid expenses	$7,254	$6,629
Deposits	67,515	117,711
Total prepaid expenses and deposits	$74,769	$124,380

9. INVENTORIES

	September 30, 2020	December 31, 2019
Finished goods, at cost	$33,944	$17,199
Total inventories	$33,944	$17,199

10. OTHER PAYABLES AND ACCRUED LIABILITIES

	September 30, 2020	December 31, 2019
Other payables	$134,298	$168,876
Accrued audit fees	18,474	19,873
Accrued other expenses	16,351	10,787
Accrued professional fees	3,436	2,863
Total payables and accrued liabilities	$172,559	$202,399

As at September 30, 2020, included in other payable is an amount of $38,507 to the Agape Superior Living Sdn Bhd. The director of Agape Superior Living Sdn Bhd is a corporate shareholder of our holding company. The amount is unsecured, interest free and is repayable on demand.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. FINANCE LEASE LIABILITY

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 2.38% per annum, due through June, 2025, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of September 30,	As of December 31,
	2020	2019
Finance lease	$47,623	$55,721
Less: interest expense	(4,641)	(6,273)
Net present value of finance lease	42,982	49,448

Current portion	9,112	8,075
Non-current portion	33,870	41,373
Total	$42,982	$49,448

As of September 30, 2020 the maturities of the finance lease for each of the years are as follows:

2020	2,036
2021	8,396
2022	8,800
2023	9.205
2024	9,609
2025	4,936
Total	$42,982

12. INCOME TAXES

For the nine months ended September 2020 and 2019, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	2020	2019

Tax jurisdictions from:
- Local	$(47,122)	$(24,103)
- Foreign, representing
Seychelles	(1,593)	(1,902)
Hong Kong	(1,879)	(131,294)
Malaysia	40,861	(69,590)
PRC	6,706	(16,545)
Thailand	-	9,398

Loss before income tax	$(3,027)	$(234,036)

The provision for income taxes consisted of the following:

	2020	2019
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong, Malaysia, PRC and Thailand that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2020, the operations in the United States of America incurred $379,221 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $79,636 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of September 30, 2020, the operations in the Hong Kong incurred $511,793 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $84,446 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

DSwiss Sdn Bhd and DSwiss Biotech Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 17% to 24% on its assessable income. As of September 30, 2020, the operations in the Malaysia incurred $519,725 of cumulative net operating profits which can be carried forward to offset future taxable income, at the tax rate of 17%. The Company has provided for a full valuation allowance of $88,353 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRC

DSwiss International Trading (Shenzhen) Limited is operating in the PRC subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. As of September 30, 2020, the operations in the PRC incurred $104,951 of cumulative net operating profits which can be carried forward to offset future taxable income, at the tax rate of 25%. The Company has provided for a full valuation allowance of $26,238 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

13. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended September 30, 2020 and 2019, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2020	2019	2020	2019	2020	2019
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$120,988	$21,345	49%	55%	$-	-
Customer B	$64,637	$7,704	26%	20%	$-	-
	$185,625	$29,049	75%	75%	$-	-

For nine months ended September 30, 2020 and 2019, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2020	2019	2020	2019	2020	2019
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$293,377	$25,645	29%	31%	$-	-
Customer B	$115,068	$13,523	11%	17%	$-	-
Customer C	$120,988	$-	12%	-%	$-	-
	$529,433	$39,168	52%	48%	$-	-

(b) Major vendors

For three months ended September 30, 2020 and 2019, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2020	2019	2020	2019	2020	2019
	Purchases		Percentage of purchases		Accounts receivable, trade

Vendor A	$21,309	$4,312	13%	21%	$-	-
Vendor B	$20,480	$11,461	13%	55%	$-	-
Vendor C	$17,994	3,805	11%	18%
	$59,784	$19,578	37%	94%	$-	-

For nine months ended September 30, 2020 and 2019, the vendors who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2020	2019	2020	2019	2020	2019
	Purchases		Percentage of purchases		Accounts receivable, trade

Vendor A	$207,732	$10,483	28%	33%	$-	-
Vendor B	$122,841	$11,461	16%	37%	$-	-
Vendor C	$105,953	3,805	14%	12%
	$436,526	$25,749	58%	82%	$-	-

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

14. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

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

The initial recognition of operating lease right and lease liability as follow:

As of September 30, 2020, operating lease right of use asset as follow:

Initial recognition as of January 1, 2019	$136,308
Accumulated amortization	(75,256)
Effect of translation exchange	(2,649)
Balance as of September 30, 2020	$58,403

As of September 30, 2020, operating lease liability as follow:

Balance as at January 1, 2020	$92,299
Less: gross repayment	(35,160)
Effect of translation exchange	(903)
Balance as of September 30, 2020	$58,042
Less: lease liability current portion	(46,655)
Lease liability non-current portion	11,387

For the year ended September 30, 2020, the amortization of the operating lease right of use asset are $32,976.

Maturities of operating lease obligation as follow:

Year ending
December 31, 2020	$11,351
December 31, 2021	46,691
Total	$58,042

Other information:

	Year ended September 30, 2020	Year ended December 31, 2019
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$32,164	$43,092
Right-of-use assets obtained in exchange for operating lease liabilities	58,042	92,883
Remaining lease term for operating lease (years)	1	2
Weighted average discount rate for operating lease	4.47%	4.47%

Lease expenses were $32,976 for the period ended September 30, 2020, respectively while lease expenses were $44,009 for the year ended December 31, 2019

15. GOING CONCERN

As of September 30, 2020, the Company has an accumulated deficit of $1,499,891 and a negative stockholders’ equity of $110,503   and for the three months ended September 30, 2020, had a net loss of $10,912. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

16. SIGNIFICANT EVENTS

On 23 January 2020, the Chinese government imposed a lockdown in Wuhan and other cities in the province of Hubei in an effort to quarantine the center of an outbreak of COVID-19. The lockdown in the city of Wuhan has set a precedent to other cities, where other cities within the country has implemented respective restrictive measures, including outdoor restrictions and closed management of communities. Shanghai, where the Company primarily operates the business in, was put under closed managed communities on 10 February 2020. The Chinese economy did fully restart until April 2020.

Before the financial statements were made out, the Board of Directors had considered the impact of COVID-19 outbreak in China, which would have affected the financial position, performance and cash flow of the Company as ended on the reporting date thereon.

The Management concluded that the impact of non-adjusting events from the COVID-19 outbreak has not significantly affected the fair value of the financial assets or liabilities and non-financial assets of the Company, including the classification of current and non-current items that were presented on the reporting date.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after January 31, 2020 up through the date April 16, 2020 was the Company presented these audited consolidated financial statements. The director, Mr Vincent Leong will not declare his director fee as of the year of 2019 nor draw the director remuneration from DSwiss (HK) Limited starting from April 2020 until further notice. This is an effort on reducing the overhead cost of the company to ensure the company would have a healthy financial. Besides, the management has decided to strike off DSwiss International Trading (Shenzhen) Limited before December 31, 2020 to cut back on unnecessary expenses.

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

Our Company is a beauty supply company formed with the goal of supplying high quality medical, health and beauty products directly to our clients. Our beauty supplies include, but are not limited to, beverages to assist in burning and reducing fat, anti-aging creams, and products designed to improve the overall health and physical appearance of our clients. Currently we supply our products in Malaysia, Singapore, Thailand, Indonesia, Hong Kong and China. However, we have intentions to expand to Myanmar, Macau, Vietnam and Cambodia, and subsequent to that we will make efforts to expand throughout the world a premier biotech-nutraceutical company, supplying high-quality medical, health and beauty products, including beverages to assist in weight management, anti-aging creams, and products designed to improve the overall health system in our body.

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

Results of Operation

For the Three Months and Nine Months Ended September 30, 2020 and September 30, 2019.

For the three and nine months ended September 30, 2020, we realized revenue in the amount of $249,705 and $998,157 while for the three and nine months ended September 30, 2019, we realized revenues in the amount of $38,305 and $81,545. Our gross profits for the three and nine months ended September 30, 2020 were $91,686 and $262,806 which is more than $9,191 and $38,925 for the three and nine months ended September 30, 2019. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

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

Our net loss for three months ended September 30, 2020 was $10,912 and our net loss for nine months ended September 30, 2020 was $3,027 while the net loss for the three and nine months ended September 30, 2019 were $16,763 and $234,036. We attribute this increase in profit due to increase product sales and market share.

The increases in general and administrative expenses are a result of advertising and compliance costs as a public company.

Liquidity and Capital Resources

For the nine months ended September 30, 2020, we had cash and cash equivalents of $104,733. We have negative operating cash flows and our working capital has been and will continue to be significant. We need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the nine months ended September 30, 2020, net cash generated from operating activities was $56,647, compared to net cash used of $145,972 in the prior year. The operating cash flow performance primarily reflects decrease in prepaid expenses and deposits compared and increase in account payable to the prior year.

Investing Activities

For the nine months ended September 30, 2020, net cash used in investing activities was $1,984 reflecting the cost in purchase of property, plant and equipment. For the nine months ended September 30, 2019, net cash used in investing activities was $1,180.

Financing Activities

For the nine months ended September 30, 2020, net cash used for financing activities was $5,956 resulted from the repayment of hire purchase and advance from director. For the nine months ended September 30, 2019, net cash used for financing activities was $6,745 resulted from the repayment of hire purchase.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of property and equipment. There is a $1,984 used to purchase the computer and software and office equipment for the nine months periods ended September 30, 2020. Our capital expenditure for the nine months periods ended September 30, 2019 was $1,180.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2020.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2020

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

9