Form 10-K
period 2020-12-31
DSwiss Inc
filed 2021-03-31
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2020

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2021
Common Stock, $.0001 par value	206,904,600

DSwiss, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2020

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

We have currently conducted our business through DSwiss Sdn. Bhd., a private limited liability company, incorporated in Malaysia. DSwiss Holding Limited, incorporated in Seychelles is an investment holding company with 100% equity interest in DSwiss (HK) Limited, a company incorporated in Hong Kong, which subsequent hold 100% equity interest in DSwiss Sdn. Bhd. We have invested in DSwiss Biotech Sdn. Bhd., a Company incorporated in Malaysia and owned a 40% equity interest. The Company has incorporated DSwiss International Trading (Shenzhen) Limited in China, with a 100% equity interest on June 21, 2016. On November 9, 2020, DSwiss International Trading (Shenzhen) Limited has deregistered.

The Company, through its subsidiaries and its variable interest entities (“VIEs”), mainly supplies high quality beauty products. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held
1.	DSwiss Holding Limited	Seychelles, May 28, 2015	1 share of ordinary share of US$1 each	Investment holding	100%
2.	DSwiss (HK) Limited	Hong Kong, May 28, 2015	1 share of ordinary share of HK$1 each	Supply of beauty products	100%
3.	DSwiss Sdn Bhd	Malaysia, March 10, 2011	2 shares of ordinary share of RM 1 each	Supply of beauty products	100%
4.	DSwiss Biotech Sdn Bhd (1)	Malaysia, March 17, 2016	250,000 shares of ordinary share of RM 1 each	Supply of biotech products	40%
5.	DSwiss International Trading (Shenzhen) Limited 德瑞絲國際 貿易(深圳)有限公司 (2)	PRC, June 21, 2016	413,392 shares of ordinary share of RMB 1 each	Trading beauty products	100%

(1) Based on the contractual arrangements between the Company and other investors, the Company has the power to direct the relevant activities of this entity unilaterally, and hence the Company has control over this entity.
(2) DSwiss International Trading (Shenzhen) Limited was being officially de-registered on November 9, 2020.

Business Overview

DSwiss is a premier biotech-nutraceutical company, supplying high-quality health and beauty products, including beverages to assist in weight management, anti-aging creams, and products designed to improve the overall health system in our bodies.

Since our establishment, our growth has been tremendous in Malaysia. From a mere selection of two (2) products, the company had expanded to twenty-three (23) products in 2020. With the strong leadership of our company’s Chief Executive Officer; Vincent Leong, our products are now consumed around the world, such as Malaysia, Singapore, Indonesia, Hong Kong, Taiwan, Macau, and China. To date, we had expanded across Asia regions through the support of our distributors and determined to expand our geographical presence to markets that we have yet to explore.

At DSwiss, research and development are an ongoing effort whose purpose is to ensure our products on the forefront of quality and effectiveness. Equipped with state-of-the-art machinery, our innovative research and development team are constantly exploring new development and product lines that will enable us to provide the highest quality standard and remain competitive in the industry. In 2020, DSwiss has utilized food-grade bioflavonoids technology in its sanitiser product series and has helped address the risk of a lack of sanitiser products in Malaysia amid the coronavirus pandemic. With the team’s enormous efforts on product research and development, DSwiss has also successfully developed the functional Omega oil blend, mineral supplements such as calcium, magnesium and iron and antibacterial skincare product series. DSwiss is actively embarking on its journey to continue excel in functional food industry and expand into health supplement industry.

DSwiss’s products are certified and approved by the Ministry of Health (“MOH”) Malaysia. Due to the stringent requirements from MOH Malaysia, we strive to upkeep the highest possible standard in our products to provide assurance and continuous commitment to providing quality products. In 2020, DSwiss has fulfilled its last year future plan and ventured to supplying medical consumables in order to reduce the risk of a global shortage amid the coronavirus pandemic.

Talent Development in Product Research and Development

The company hired food science professional, herbal science professional and biochemist professional as our product specialists to involve in developing new product research and development. Such development will require clinical studies, market research and testing of physical products for overall effectiveness, and comply with the Ministry of Health Malaysia & JAKIM Halal standards. Currently, the company is undergoing research on the benefit of functional foods enhancing our human body immune system, eye health, skin health, anticancer, brain development and skin regeneration.

Currently, we are fulfilling last year future plan as in Talent Development, product research and development, and providing Original Equipment Manufacturer (OEM) and Original Design Manufacturer (ODM) services into functional food and beauty product of which is currently under research and development with Malaysia biotech and research professionals. Our professionals manage from custom formulation of scientifically-proven and naturally-effective, sourcing raw materials, production, quality control, stability and safety test, clinical testing by third-party labs, packaging and shipping including import and export, all licenses needed so customer can concentrate on what they should do. In 2020, with our experience and expertise, we have successfully expanded our client base in OEM/ODM services and developed products and Business-to-business (B2B) DNA genotyping private label services that exceed the clients’ expectation.

Moving forward, we plan to form certain alliances and business partnerships with a few selected local companies from various countries. We strongly believe a healthy business relationship is vital for one’s business expansion, and more importantly; growth. While DSwiss has always been focused on pursuing operations within Asia, we certainly hope to expand our brand across the world in the future.

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

DSwiss Peppermint Slimming Gel

DSwiss Peppermint Slimming Gel is an effective cooling agent which brings a cooling and refreshing feeling to the body. Peppermint is one of a commonly used Chinese herb to reduce symptoms of influenza, sore throat, and even weight loss! It helps to provide the slimming effect of silhouette and soothing skin. The purified menthol (active thermo agent) ingredient helps activating cellular micro-circulation. It is also formulated with avant-garde plant extract that aids in reducing stretch mark and scars.

DSwiss New Age Essence

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

SuiSu Hand Purifier and Sanitiser

SUISU
スイス
Hand Purifier & Sanitizer
Antibacterial
Alcohol Free
SUISU
スイス

SUISU Hand Sanitiser

SuiSu Hand Purifier and Sanitiser is a powerful alcohol-free antibacterial hand sanitiser that is effective in maintaining the hand hygiene, keeping the skin moisturized, soft and protecting the hands against germs and viruses. The food-grade bioflavonoid technology used was tested and proven to be effective against common household bacteria, molds, fungi and even coronavirus. This advanced and unique ingredient is certified by BioGro Organic New Zealand,

Australian Therapeutic Goods Administration, EcoCert Cosmos Natural, NASAA Organic and even FDA GRAS. Being chemical- free and non- toxic, the product is safe and harmless for kids and family.

SuiSu Air Sanitiser

SŪISU
スイス
Air Sanitizer
Antibacterial
Fragrance-Free
200mL
SUISU Air Sanitiser

SuiSu Air Sanitiser maintains the surrounding air clean and fresh for a healthier living. It is ideal for cleaning surfaces and area that you come into contact with every day, such as door handles, kitchen bins, toilet areas, curtains, sofas, mattresses and most soft fabrics. The food-grade bioflavonoid technology used was tested and proven to be effective against common household bacteria, molds, fungi and even coronavirus. This advanced and unique ingredient is certified by BioGro Organic New Zealand, Australian Therapeutic Goods Administration, EcoCert Cosmos Natural, NASAA Organic and even FDA GRAS. Being chemical- free and non- toxic, the product is safe and harmless for children and pet.

SkinEra

SkinEra

SE
SKINERA
5 IN 1 UNIQUE SKIN SOLUTIONS
100% NATURAL & NON-TOXIC
INFUSED WITH ESSENTIAL OILS
50mL
SkinEra helps to regain a smoother and hydrated skin

Specially formulated to deliver unique 5-in-1 skin solutions: antibacterial, anti-inflammatory, antioxidant, epidermis repair and moisturizing. SkinEra is infused with the unique bioflavonoid technology, mangosteen skin extract and high purity essential oils, its premium quality delivers a sophisticated key to skin problems such as acne, pimples, atopic dermatitis, dry skin and even allergy rashes.

SensiBath

SE
SKINERA
SENSIBATH
SPECIALLY FORMULATED
BATH GEL
RECOMMENDED BY DERMATOLOGIST
100% NATURAL & NON-TOXIC
INFUSED WITH ESSENTIAL OILS
150 mL
SE
SKINERA
SENSIBATH
SPECIALLY FORMULATED
BATH GEL
RECOMMENDED BY DERMATOLOGIST
100% NATURAL & NON-TOXIC
INFUSED WITH ESSENTIAL OILS
150 mL
Sensibath Gel

SensiBath is saturated with high moisturizing factor to replenish the moisture stripped from our everyday life activities and maintain the skin barrier moist and healthy through filaggrin boost. Its skin barrier strengthening ability is able to hydrate and relieve skin problems such as dry skin, atopic dermatitis, wrinkles and acne. The gentle formulation is hypoallergenic, dermatologically-tested and dedicated to provide a 24-hour long-lasting hydration and moisturization after single use, thus able to re-energize and regenerate skin cells for silky smooth skin.

Medical Consumables

Product	Description
Surgical Gowns	Premium quality of surgical grade gowns which can effectively reduce Surgical Side Infections (SSI): ● Level 3 Protection Surgical Gown ● Level 4 Protection Surgical Gown ● Coverall Isolation Suit
3-ply Face Masks

Multiple types of masks to choose from in order to ensure the protections for those needed.

●      Single- use Face Masks

●      ASTM Level 1 Surgical Masks

●      ASTM Level 2 Surgical Masks

●      ASTM Level 3 Surgical Masks

N95 Masks	The NIOSH- approved disposable N95 particulate respirator is designed to provide comfortable and at least 95% reliable respiratory protection and protect the users against dust particles, airborne and non-oil-based particles with low breathing resistance.
Surgical Gloves	Multiple types of gloves to choose from: ● Latex surgeon gloves (Powdered) ● Nitrile Examination Gloves (Powder Free) ● Latex Gloves (Powdered / Powder Free)
Protective Goggles	Specially designed to provide maximum eye protection and fit on the users without causing discomfort.
Body Infrared Thermometer	Provides instant accurate temperature reading on body and surfaces.
Disposable Bedsheet and Stretcher Cover	The 3- layer disposable bedsheets are made of strong yet soft to skin materials and provide an easier way for cleaning

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

D'Swiss®
DSWISS
GENMUNE - PRO
D'Swiss
Genmune
-Pro

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

Besides, we ventured into the genetic testing field and provide private label DNA screening service. The DNA analysis is performed at accredited laboratory with international recognized quality standards and protocols. The information processed is handled with utmost accuracy and trusted security in order to protect the privacy of users.

OEM/ODM Services Products

Yumeka Hair Shampoo and Conditioner

Yumeka Hair Shampoo and Conditoner are all- natural hair care products that serve 5R functions: Repair, Refresh, Restore, Reinforce and Revitalize. They are effective in reducing itchy scalp, dandruff and oil production as well as moisturize hair scalp and strengthening the hair roots, resulting in lustrous silky-smooth hair. The mild formulation in Yumeka makes it free of SLS, SLES, parabens, sillicone and thus user- friendly.

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

MasterLiv

MasterLiv

MASTERLIV
MANUFACTURED BY
Botanical Beverage Mix
Lemon with Turmeric Root &
Milk Thistle Powder
Net Weight
3g x 30 sachets

MasterLiv is a unique formula that includes a blend of Turmeric Root, Milk Thistle, Chlorophyll, Selenium and Wheatgrass. It is formulated to help support liver health and the body’s vital detoxification processes. The blend of nutrients and plant extracts in MasterLiv protects the liver from free-radical damage, promotes cellular lifespan and supports optimal detox performance by empowering the liver’s capacity. By effectively aiding in removing the accumulated toxin in liver, it enhances the energy level and help combat tiredness. The formulation is free of preservative, drug ingredient, toxic chemical and hormone.

MasterHeart

MasterHeart

MASTERHEART
30ml
MASTERHEART
MASTERHEART
30ml

MasterHeart is a combination of nutrients and plant extracts including Ganoderma lucidum, Panax ginseng, vitamin K2, goji berry and Kombu, designed to support the heart’s role in these processes and help maintain optimum heart health and smooth blood circulation for lower risk of developing coronary heart diseases. The unique natural formulation is free of stimulants, hence suitable for all ages and will not contribute to any side effects.

WellG

WellG is a synergistic combination of nutrients and powerful botanicals such as bitter melon extract, fulvic acid, chromium, ALA and L-arabinose, providing the important nutrients needed for the metabolism of sugar, and for energy production. This unique combination of ingredients naturally supports healthy blood sugar balance and energy metabolism, as well as cardiovascular and immune health, for overall well-being. The formulation is free of preservative, drug ingredient, toxic chemical and hormone.

DNA Microarray Genotyping

Genotyping detects small genetic differences that can lead to crucial changes in physical composition, including both physical differences that make someone special and pathological changes underlying disease. Our genotyping is using Asian Screening Array to yield better results and analyzing over 550 different genes. A comprehensive insight about nutrient needs, drug sensitivity, health risk, carrier status and many more is provided with more than 500k markers tested, over 100 alleles compared and above 300 actions suggested.

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

Future marketing campaign and publicity enhancement will be conduct thru but not limited to following:

1.	Work closely with Professional biotech and life sciences partner to straighten our advantages.
2.	Work closely with new retail tech partner to increase our sales and exposure.
3.	Providing the complete provider solution in biotechnology, nutraceutical, skincare for turnkey private label manufacturing services

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

Customers

For the year ended December 31, 2020, the Company has generated $1,347,718 revenue from clients under the ordinary course of business of the Company. The revenue mainly represented OEM sales of Nutraceutical / Skincare and Medical Consumable Supplies to clients.

Employees

As of December 31, 2020, the Company has six (6) full time employees including Mr. Leong Ming Chia who is our Chief Executive Officer, director, secretary and treasurer that works full time.

Currently, both of our directors all have the flexibility to work on our business up to 60 hours per week, but are prepared to devote more time if necessary.

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

ITEM 2. PROPERTIES

Our principal executive office is located at Unit 18-11, 18-12 & 18-01, Tower A, Vertical Business Suite, Avenue 3, Bangsar South, No. 8, Jalan Kerinchi, 59200, Kuala Lumpur, Malaysia.

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

As of December 31, 2020, the Company has an outstanding loan to be settle for aforementioned acquisition of motor vehicle of MYR170,138 (approximately $42,194), of which MYR39,823 (approximately $9,876) to be settled in 12 instalments in year 2021 and MYR130,315 (approximately $32,318) to be settled in 42 instalments after year 2021.

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

Fiscal Year 2020	Highest Bid	Lowest Bid
First Quarter	$3.82	$2.00
Second Quarter	$2.00	$2.00
Third Quarter	$8.50	$2.00
Fourth Quarter	$14.50	$1.00

Holders

As of December 31, 2020, we had 206,904,600 shares of our Common Stock par value, $.0001 issued and outstanding. There were 411 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2020.

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

Overview

DSwiss, Inc., a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on May 28, 2015. DSwiss Holding Limited owns 100% of DSwiss (HK) Limited, a Hong Kong Company, which owns 100% of DSwiss Sdn Bhd, the operating Malaysia Company of which is described below. In 2016, DSwiss (HK) Limited invested in DSwiss Biotech Sdn Bhd, incorporated in Malaysia, and owned 40% equity interest. We have incorporated a new company namely DSwiss International Trading (Shenzhen) Limited in China, with 100% equity interest owned by DSwiss (HK) Limited. On November 9, 2020, DSwiss International Trading (Shenzhen) Limited was officially deregistered.

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

Products which meet the definition of a functional food and cosmetics related products need to be registered or notified with the Drug Control Authority (DCA), Ministry of Health Malaysia. Manufacturing, marketing, importation and the sale of unregistered products is a violation of the Drug Control Regulations and Cosmetics Act 1984 of Malaysia and enforcement action can be taken.

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

Results of Operations

Revenues for the year ended December 31, 2020 and 2019

The Company generated revenue of $1,347,718 and $273,659 for the year ended December 31, 2020 and 2019 respectively. Revenue has increased by $1,074,059 which is a 392.48% increase comparatively. The revenue mainly represented the supplies of beauty products to the customers. We contribute our increase in revenue towards the success in local and oversea marketing effort.

Cost of Revenue and Gross Margin

Cost of revenue for the Company year ended December 31, 2020 amounted to $980,243 as compared to $181,925 for the year ended December 31, 2019. Increase of $798,318 in cost of revenue was contributed by increasing packing material cost and product purchase price. As a result, the gross profit has increased from $91,734 for the year ended December 31, 2019 to $367,475 for the year ended December 31, 2020, while the gross margin of the Company decreased from 33.52% in year ended December 31, 2019 to 27.27% in year ended December 31, 2020, which is a net increase of decrease of 6.25%.

Operating Expenses

Selling, general and administrative expenses for the year ended December 31, 2020 and 2019 amounted to $287,995 and $242,157 respectively, the increase of $47,860 which is 19.76% higher comparatively which was contributed by the increase of group operations.

Operating expenses for the year ended December 31, 2020 and 2019 amounted to $1,216 and $94,769 respectively, the decrease of $93,553 which is 98.72% lower comparatively, such decrease was associated with the Company stringent cost control.

Other operating expenses for the year ended December 31, 2020 and 2019 amounted to $18,651 and $56,315 respectively, the decrease of 37,664 which is 66.88% lower comparatively, such expense was depreciation of fixed assets.

Other Income

The Company recorded an amount of $104,976 and $63,592 as other income for the year ended December 31, 2020 and 2019 respectively. This income is derived from the interest income earned and exchange gain.

Net Profit/Loss and Net Profit/Loss Margin

The net profit for the year was 30,045 for the year ended December 31, 2020. The net loss for the year was 295,463 for the year ended December 31, 2019. The increase in net profit of $325,508 which is a 110.17% higher comparatively due to higher contribution on revenue and stringent cost control. Taking into the profit for the year ended December 31, 2020, the accumulated loss for the Company has decreased from $1,490,845 to $1,483,170.

Liquidity and Capital Resources

As of December 31, 2020, we had working capital deficit of $142,357 consisting of cash and cash equivalent of $158,004 as compared to working capital deficit of $182,311 and our cash and cash equivalent of $48,353 as of December 31, 2019.

Net cash generated from operating activities for the year ended December 31, 2020 was $58,913 as compared to net cash used in operating activities of $179,671 for the year ended December 31, 2019. The cash generated from operating activities are mainly from prepayments, deposits, and other receivables.

Net cash used in investing activity for the year ended December 31, 2020 was $2,045 as compared to net cash used in investing activity for the year ended, 2019 were $2,082. The cash used in investing activities are mainly for purchase of plant and equipment.

Net cash provided by financing activities for the year ended December 31, 2020 was $105,143 as compared to net cash provided by financing activities $78,475 for the year ended December 31, 2019. The net cash provided by financing activities were the advances from a director.

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

Shipping and handling fees are expensed as incurred for the year ended December 31, 2020 were $3,956 while for the year ended December 31, 2019 were $2,214.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the year ended December 31, 2020.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended December 31, 2020 and year ended December 31, 2019. The Company and its subsidiary are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

Net profit per share

The Company calculates net profit per share in accordance with ASC Topic 260 “Earnings per share”. Basic profit per share is computed by dividing the net profit by the weighted average number of common shares outstanding during the period. Diluted profit per share is computed similar to basic profit per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiaries and VIEs in Malaysia, Hong Kong, China and Thailand maintains their books and record in their local currency, Ringgits Malaysia (“MYR”), Hong Kong Dollars (“HK$”) and Chinese Renminbi (“RMB”) respectively, which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from MYR into US$1, HK$ into US$1 and RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2020	2019

Year-end MYR : US$1 exchange rate	4.02	4.09
Year-average MYR : US$1 exchange rate	4.08	4.15
Year-end HK$ : US$1 exchange rate	7.75	7.79
Year-average HK$ : US$1 exchange rate	7.75	7.81
Year-end RMB : US$1 exchange rate	6.54	6.96
Year-average RMB : US$1 exchange rate	6.90	7.01

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

Recent accounting pronouncements

FASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance. The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Off-Balance Sheet Arrangements

As of December 31, 2020, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2020.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2020.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Leong Ming Chia	38	Chief Executive Officer, President, Secretary, Treasurer, Director
Wong Sui Ting	48	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the period December 31, 2020, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leong Ming Chia, Chief Executive Officer, President, Secretary, Treasurer, Director (1)	For the year ended December 31, 2020	28,648	-	-	-	-	-	-	28,648
	For the year ended December 31, 2019	155,052	-	-	-	-	-	-	155,052

Wong Sui Ting, Director (2)	For the year ended December 31, 2020	-	-	-	-	-	-	-	-
	For the year ended December 31, 2019	-	-	-	-	-	-	-	-

(1)	On September 8, 2015 Leong Ming Chia was appointed Chief Executive Officer, President and a member of our Board of Directors. On May 31, 2017, upon the resignation of Chua Lee Yee from the position of Chief Financial Officer, Treasurer, Secretary and Director, Leong Ming Chia replaced Chua Lee Yee as the Chief Financial Officer, Treasurer and Secretary of the company.
(2)	On May 31, 2015 Wong Sui Ting was appointed as a member of our Board of Director.

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

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2020.

Name and Principal Position	Period	Fee ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leong Ming Chia, Chief Executive Officer, President, Secretary, Treasurer, Director (1)	For the year ended December 31, 2020	25,480	-	-	-	-	-	-	25,480
	For the year ended December 31, 2019	17,805	-	-	-	-	-	-	17,805
	For the year ended December 31, 2018	17,820	-	-	-	-	-	-	17,820

Wong Sui Ting, Director (2)	For the year ended December 31, 2020	-	-	-	-	-	-	-	-
	For the year ended December 31, 2019	-	-	-	-	-	-	-	-
	For the year ended December 31, 2018	-	-	-	-	-	-	-	-

(1)	On September 8, 2015 Leong Ming Chia was appointed Chief Executive Officer, President and a member of our Board of Directors. On May 31, 2017, upon the resignation of Chua Lee Yee from the position of Chief Financial Officer, Treasurer, Secretary and Director, Leong Ming Chia replaced Chua Lee Yee as the Chief Financial Officer, Treasurer and Secretary of the company.
(2)	On May 31, 2015 Wong Sui Ting was appointed as a member of our Board of Director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2020, the Company has 206,904,600 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2020 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name of beneficial owner(i)	Shares of Common Stock Beneficially Owned	Percent of Class

Common Stock	Leong Ming Chia (i), (ii), (iii)	62,906,493	30.40%

Common Stock	Wong Sui Ting (ii)	50,000	0.02%

	All of the officers and directors as a group (iv)	62,956,493	30.42%

5% Shareholders
Common Stock	Greenpro Venture Capital Limited (i)	15,159,316	7.33%
Common Stock	Hew Yuen Foong (i)	33,000,000	15.95%
Common Stock	Teo Jen Jiang (i)	44,000,000	21.27%
Common Stock	Siow Kock Yong (i)	33,000,000	15.95%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

Related party transaction amounted of $15,700 and $13,816 for the year ended December 31, 2020 and December 31, 2019 respectively for professional services provided by a subsidiary of the holding company of our corporate shareholder, Greenpro Venture Capital Limited.

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

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Audit fees	$14,000	$14,000
Audit related fees	11,979	8,870
Tax fees	-	-
All other fees	-	-
Total	$25,979	$22,870

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

Date: March 31, 2021

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Finance Officer, Secretary, Treasurer, Director
Principal Executive Officer Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DSwiss, Inc.

Unit 18-11, 18-12 & 18-01, Tower A,

Vertical Business Suite, Avenue 3, Bangsar South,
No. 8, Jalan Kerinchi, 59200, Kuala Lumpur,

Malaysia.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DSwiss, Inc. (“the Company”) as of December 31, 2020 and the related statements of operations and comprehensive profit/(loss), changes in stockholders’ equity, and cash flows for the year ended of December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended of December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the year ended December 31, 2020 the Company has net capital and working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT

We have served as the Company’s auditor since 2020.
Kuala Lumpur, Malaysia
Date: March 31, 2021

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA)

Firm registered with US PCAOB and Malaysian MIA

Block C-3-1, Megan Avenue 1, 189 Off Jalan Tun Razak,

50400 Kuala Lumpur, Malaysia.

Tel : (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DSwiss, Inc.

Unit 18-11, 18-12 & 18-01, Tower A,

Vertical Business Suite, Avenue 3, Bangsar South,
No. 8, Jalan Kerinchi, 59200, Kuala Lumpur,

Malaysia.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DSwiss, Inc. (“the Company”) as of December 31, 2019 and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended of December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended of December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Kuala Lumpur, Malaysia

Date: March 30, 2020

DSWISS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020, and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$158,004	$48,353
Accounts receivable	9,146	8,342
Other receivables, prepaid expenses and deposit	33,604	124,380
Income tax receivables	434	1,301
Inventories	37,995	17,199

Total current assets	239,183	199,575

NON-CURRENT ASSETS
Property and equipment, net	51,953	66,963
Intangible assets, net	5,565	6,575
Operating lease right-of-use assets, net	47,653	92,883

Total non-current assets	105,171	166,421

TOTAL ASSETS	$344,354	$365,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,213	$458
Other payables and accrued liabilities	166,900	202,399
Finance lease liability	9,876	8,075
Amount due to a director	155,437	125,834
Operating lease liability	48,114	45,120

Total current liabilities	381,540	381,886

NON-CURRENT LIABILITIES
Finance lease liability	32,318	41,373
Operating lease liability	-	47,179

Total non-current liabilities	32,318	88,552

TOTAL LIABILITIES	413,858	470,438

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,600 shares issued and outstanding as of December 31, 2020 and 2019 respectively	20,690	20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive losses	(28,177)	(34,564)
Accumulated deficit	(1,483,170)	(1,490,845)

TOTAL DSWISS, INC. STOCKHOLDERS’ EQUITY	(95,231)	(109,293)
NON-CONTROLLING INTEREST	25,727	4,851
TOTAL STOCKHOLDERS’ EQUITY	(69,504)	(104,442)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$344,354	$365,996

See accompanying notes to consolidated financial statements.

DSWISS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE PROFIT/(LOSS)

FOR YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended December 31, 2020	For the year ended December 31, 2019
REVENUE	$1,347,718	$273,659

COST OF REVENUE	(980,243)	(181,925)

GROSS PROFIT	367,475	91,734

OTHER INCOME	104,976	63,592

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(287,995)	(242,157)

OPERATING EXPENSES	(1,216)	(94,769)

FINANCE COST	(2,806)	(2,450)

LEASE EXPENSES	(45,312)	(48,069)

OTHER OPERATING INCOME/EXPENSES	-	(56,315)

LOSS ON LIQUIDATION	(105,077)	(7,029)

PROFIT/(LOSS) BEFORE INCOME TAX	30,045	$(295,463)

INCOME TAXES PROVISION	(2,865)	-

NET PROFIT/(LOSS)	27,180	(295,463)

Non-Controlling Interests	(19,505)	9,565
Other comprehensive profit/(loss):
- Foreign exchange adjustment profit/loss	6,387	(13,070)
COMPREHENSIVE PROFIT/(LOSS)	$14,062	$(298,968)

Net profit/(loss) per share- Basic and diluted	0.00	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	$206,904,600	$206,904,600

See accompanying notes to consolidated financial statements.

DSWISS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE GAIN/(LOSS)	ACCUMULATED GAINS/(LOSSES)	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2019	206,904,600	20,690	1,395,426	(34,564)	(1,490,845)	4,851	$(104,442)
Foreign currency translation adjustment	-	-	-	6,387	-	1,371	7,758
Net gain	-	-	-	-	7,675	19,505	27,180
Balance as of December 31, 2020 (audited)	206,904,600	20,690	1,395,426	(28,177)	(1,483,170)	25,727	(69,504)

See accompanying notes to consolidated financial statements

DSWISS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended December 31, 2020	For the year ended December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit/(loss) before tax	$30,045	$(295,463)
Adjustments to reconcile net loss to net cash generated from/(used in) operating activities:
Depreciation and amortization	62,579	62,663
Bad debts expense	-	19,073
Waiver of debts	-	(38)
Amortization for intangible assets	1,040	2,867
Unrealised gain	1,014	-
Write off accounts receivable	560	-
Written off fixed asset	441	8,839
Trademark written-off	-	478
Loss on liquidation	105,077	7,029
Changes in operating assets and liabilities:
Accounts receivable	(638)	3,420
Accounts payable	745	(27,424)
Inventories	(20,454)	(2,062)
Other payables and accrued liabilities	(175,208)	149,424
Prepaid expenses and deposits	96,002	(63,477)
Reduction in lease liability	(46,014)	(43,699)
Cash generated from/(used in) operating activities	55,189	(178,370)
Taxation refunded/(paid)	3,724	(1,301)
Net cash generated from/(used in) operating activities	58,913	(179,671)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property and equipment	(2,045)	(2,082)
Net cash used in investing activity	(2,045)	(2,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from directors	113,378	85,358
Repayment of finance lease	(8,235)	(6,883)
Net cash provided by financing activities	105,143	78,475

Effect of exchange rate changes on cash and cash equivalents	(52,360)	(37,123)

Net change in cash and cash equivalents	109,651	(103,278)
Cash and cash equivalents, beginning of year	48,353	188,754

CASH AND CASH EQUIVALENTS, END OF YEAR	$158,004	$48,353
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes (refunded)/paid	$(3,724)	$1,301
Interest paid	$2,806	$7,484

See accompanying notes to consolidated financial statements.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

The Company, through its subsidiaries and its variable interest entities (“VIEs”), mainly supplies high quality beauty products. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held
1.	DSwiss Holding Limited	Seychelles, May 28, 2015	1 share of ordinary share of US$1 each	Investment holding	100%
2.	DSwiss (HK) Limited	Hong Kong, May 28, 2015	1 share of ordinary share of HK$1 each	Supply of beauty products	100%
3.	DSwiss Sdn Bhd	Malaysia, March 10, 2011	2 share of ordinary share of RM 1 each	Supply of beauty products	100%
4.	DSwiss Biotech Sdn Bhd (1)	Malaysia, March 17, 2016	250,000 shares of ordinary share of RM 1 each	Supply of biotech products	40%
5.	DSwiss International Trading (Shenzhen) Limited 德瑞絲國際貿易(深圳)有限公司 (2)	PRC, June 21, 2016	413,392 shares of ordinary share of RMB 1 each	Trading Beauty products	100%

(1) Based on the contractual arrangements between the Company and other investors, the Company has the power to direct the relevant activities of this entity unilaterally, and hence the Company has control over this entity.

(2) DSwiss International Trading (Shenzhen) Limited was being officially de-registered on November 9, 2020.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Business Overview

DSwiss is a premier biotech-nutraceutical company, supplying high-quality health and beauty products, including beverages to assist in weight management, anti-aging creams, and products designed to improve the overall health system in our bodies.

Since our establishment, our growth has been tremendous in Malaysia. From a mere selection of two (2) products, the company had expanded to twenty-three (23) products in 2020. With the strong leadership of our company’s Chief Executive Officer; Vincent Leong, our products are now consumed around the world, such as Malaysia, Singapore, Indonesia, Hong Kong, Taiwan, Macau, and China. To date, we had expanded across Asia regions through the support of our distributors and determined to expand our geographical presence to markets that we have yet to explore.

At DSwiss, research and development are an ongoing effort whose purpose is to ensure our products on the forefront of quality and effectiveness. Equipped with state-of-the-art machinery, our innovative research and development team are constantly exploring new development and product lines that will enable us to provide the highest quality standard and remain competitive in the industry. In 2020, DSwiss has utilized food-grade bioflavonoids technology in its sanitiser product series and has helped address the risk of a lack of sanitiser products in Malaysia amid the coronavirus pandemic. With the team’s enormous efforts on product research and development, DSwiss has also successfully developed the functional Omega oil blend, mineral supplements such as calcium, magnesium and iron and antibacterial skincare product series. DSwiss is actively embarking on its journey to continue excel in functional food industry and expand into health supplement industry.

DSwiss’s products are certified and approved by the Ministry of Health (“MOH”) Malaysia. Due to the stringent requirements from MOH Malaysia, we strive to upkeep the highest possible standard in our products to provide assurance and continuous commitment to providing quality products. In 2020, DSwiss has fulfilled its last year future plan and ventured to supplying medical consumables in order to reduce the risk of a global shortage amid the coronavirus pandemic.

2. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2020, the Company suffered an accumulated deficit of $1,483,170 and net current liabilities of $142,357 for year ended December 31, 2020. The continuation of the Company as a going concern through December 31, 2020 is dependent upon improving the profitability and the continuing financial support from its major stockholders. Management believes the existing major shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the year ended December 31, 2020.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Revenue recognition

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

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

Net profit per share

The Company calculates net profit per share in accordance with ASC Topic 260 “Earnings per share”. Basic profit per share is computed by dividing the net profit by the weighted average number of common shares outstanding during the period. Diluted profit per share is computed similar to basic profit per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Translation of amounts from MYR into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2020	2019

Year-end MYR : US$1 exchange rate	4.02	4.09
Year-average MYR : US$1 exchange rate	4.08	4.15
Year-end HK$ : US$1 exchange rate	7.75	7.79
Year-average HK$ : US$1 exchange rate	7.75	7.81
Year-end RMB : US$1 exchange rate	6.54	6.96
Year-average RMB : US$1 exchange rate	6.90	7.01

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Recent accounting pronouncements

FASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance. The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. STOCKHOLDERS’ EQUITY

As of December 31, 2020 and 2019, the Company had a total of 206,904,600 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. PROPERTY AND EQUIPMENT

	As of December 31,	As of December 31,
	2020	2019
Computer and software	$96,508	$92,462
Furniture and fittings	6,144	6,144
Office equipment	11,113	9,646
Motor vehicle	79,054	79,054
Total property and equipment	192,819	$187,306
Accumulated depreciation	(138,371)	(119,720)
Effect of translation exchange	(2,495)	(623)
Property and equipment, net	$51,953	$66,963

Depreciation expense for the year ended December 31, 2020 and December 31, 2019 were $18,651 and $19,571, respectively.

7. INTANGIBLE ASSETS

	As of December 31,	As of December 31,
	2020	2019
Trademarks	$12,077	$12,077
Amortization	(6,101)	(5,061)
Effect of translation exchange	(411)	(441)
Intangible assets, net	$5,565	$6,575

Amortization for the year ended December 31, 2020 and December 31, 2019 were $1,040 and $2,867, respectively.

8. PREPAID EXPENSES AND DEPOSITS

	As of December 31,	As of December 31,
	2020	2019
Prepaid expenses	$1,470	$6,629
Deposits	32,134	117,711
Total prepaid expenses and deposits	$33,604	$124,380

9. INVENTORIES

	As of December 31,	As of December 31,
	2020	2019
Finished goods, at cost	$37,995	$17,199
Total inventories	$37,995	$17,199

10. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31,	As of December 31,
	2020	2019
Other payables	$123,408	$168,876
Accrued audit fees	18,831	19,873
Accrued other expenses	20,911	10,787
Accrued professional fees	3,750	2,863
Total payables and accrued liabilities	$166,900	$202,399

11. FINANCE LEASE LIABILITY

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 4.16% per annum, due through June, 2025, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of December 31,	As of December 31,
	2020	2019
Finance lease	$46,490	$55,721
Less: interest expense	(4,296)	(6,273)
Net present value of finance lease	42,194	49,448

Current portion	9,876	8,075
Non-current portion	32,318	41,373
Total	$42,194	$49,448

As of December 31, 2020, the maturities of the finance lease for each of the years are as follows:

2021	9,876
2022	8,738
2023	9,139
2024	9,540
2025	4,901
Total	$42,194

12. AMOUNT DUE TO A DIRECTOR

As of December 31, 2020, and December 31, 2019, a director of the Company advanced $155,437 and $125,834 , respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. INCOME TAXES

For the year ended December 31, 2020 and year ended December 31, 2019, the local (United States) and foreign components of profit/(loss) before income taxes were comprised of the following:

	For the year ended December 31, 2020	For the year ended December 31, 2019

Tax jurisdictions from:
- Local	$(53,451)	$(43,726)
- Foreign, representing
Seychelles	(1,593)	(1,896)
Hong Kong	(112,301)	(111,395)
Malaysia	90,757	(123,237)
PRC	106,633	(21,251)
Thailand	-	6,042
Profit/(Loss) before income tax	$30,045	$(295,463)

The provision for income taxes consisted of the following:

	For the year ended December 31, 2020	For the year ended December 31, 2019

Current:
- Local	$-	$-
- Foreign	(2,865)	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$(2,865)	$-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company for the period ended December 31, 2020 and 2019.

	For the year ended December 31, 2020	For the year ended December 31, 2019
Deferred tax assets:
Net operating loss carry forwards
-United States of America	$(80,965)	$(69,741)
-Seychelles	$-	-
-Hong Kong	$(102,665)	$(84,136)
-Malaysia	$(80,358)	$(100,905)
-PRC	$(26,214)	$(29,164)
-Thailand	$-	$-
	(290,202)	(283,946)
Less: valuation allowance	$290,202	$283,946
Deferred tax assets	$-	$-

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of 31 December, 2020, the operations in the United States of America incurred $385,549 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $80,965 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of December 31, 2020, the operations in the Hong Kong incurred $622,215 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $102,665 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

DSwiss Sdn Bhd and DSwiss Biotech Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 17% to 24% on its assessable income. As of December 31, 2020, the operations in the Malaysia incurred $472,694 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 17%. The Company has provided for a full valuation allowance of $80,358 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

DSwiss International Trading (Shenzhen) Limited is operating in the PRC subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. As of December 31, 2020, the operations in the PRC incurred $104,856 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 25%. The Company has provided for a full valuation allowance of $26,214 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future. DSwiss International Trading (Shenzhen) Limited was being officially de-registered on November 9, 2020.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended December 31, 2020 and 2019, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year-end are presented as follows:

	For the year ended December 31
	2020	2019	2020	2019	2020	2019
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$247,327	$40,096	18%	15%	$-	$-
Customer B	$553,704	$133,543	39%	50%	$-	$-
	$801,031	$173,639	57%	65%	$-	$-

(b) Major vendors

For the year ended December 31, 2020 and 2019, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year-end are presented as follows:

	For the year ended December 31
	2020	2019	2020	2019	2020	2019
	Purchases		Percentage of Purchases		Account Payable, Trade
Vendor A	$129,759	$-	13%	-%	$-	$-
Vendor B	$209,458	$-	21%	-%	$-	$-
Vendor C	$151,715	$-	15%	-%	$-	$-
Vendor D	$-	$92,165	-%	55%	$-	$-
Vendor E	$107,807	$-	11%	-	$-	$-
	$598,739	$92,165	60%	55%	$-	$-

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

(d) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of MYR, HK$ and RMB converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The initial recognition of operating lease right and lease liability as follow:

As of December 31, 2020, operating lease right of use asset as follow:

	Year ended December 31,
	2020	2019
As of January 1	$136,308	$136,308
Accumulated amortization	(88,404)	(43,092)
Effect of translation exchange	(251)	(333)
Balance as of December 31	$47,653	$92,883

As of December 31, 2020, operating lease liability as follow:

Initial recognition as of January 1, 2020	$92,299
Less: gross repayment	(47,269)
Add: imputed interest	2,974
Effect of translation exchange	110
Balance as of December 31, 2020	$48,114
Lease liability current portion	$48,114

For the year ended December 31, 2020 and 2019, the amortization of the operating lease right of use asset are $45,312 and $43,092 respectively.

Maturities of operating lease obligation as follow:

Year ending
December 31, 2021	48,114
Total	$48,114

Other information:

	Year ended December 31,
	2020	2019
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$45,312	$43,092
Right-of-use assets obtained in exchange for operating lease liabilities	48,114	92,883
Remaining lease term for operating lease (years)	1	2
Weighted average discount rate for operating lease	4.47%	4.47%

For the year ended December 31, 2020 and 2019, lease expenses were $46,094 and $44,009 respectively.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. LOSS OF LIQUIDATION

Year ended December 31,
2020
(unaudited)
Valuation of DSwiss International Trading (ShenZhen) Limited
- Share Capital	$108,572
- Retained Loss b/f	(115,641)
- Current Net profit	7,167
Net Asset of DSwiss International Trading (ShenZhen) Limited	98
Goodwill (if any)	-
Net Value of DSwiss International Trading (ShenZhen) Limited	-
Apportionment for Shareholding (100%)	1.00
Disposal loss on Investment	105,079

17. RELATED PARTY TRANSACTIONS

Related party transaction amounted of $15,700 and $13,816 for the year ended December 31, 2020 and December 31, 2019 respectively for professional services provided by a subsidiary of the holding company of our corporate shareholder, Greenpro Venture Capital Limited.

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

18. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2020 up through the date the Company issued the audited consolidated financial statements.

19. SIGNIFICANT EVENTS

During the fiscal year, the World Health Organization declared the Coronavirus (COVID-19) outbreak to be a pandemic, which has caused severe global social and economic disruptions and uncertainties, including markets where the Company operates.

The Company considers this outbreak as non-adjusting-events. The consequences brought about by Covid-19 continue to evolve and whilst the Company actively monitoring and managing its operations to respond to these changes, the Company does not consider it practicable to provide any quantitative estimate on the potential impact it may have on the Company.

