Form 10-Q
period 2021-03-31
DSwiss Inc
filed 2021-05-14
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2021
Common Stock, $.0001 par value	206,904,600

1

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2021, and December 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2021	December 31, 2020
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$127,428	$158,004
Accounts receivable	89,800	9,146
Other receivables, prepaid expenses and deposit	27,749	33,604
Income tax receivables	541	434
Inventories	33,040	37,995
Total Current Assets	278,558	239,183

NON-CURRENT ASSETS
Plant and equipment, net	43,325	51,953
Intangible assets, net	5,522	5,565
Operating lease right -of-use, net	35,429	47,653
Total Non-Current Assets	84,276	105,171

TOTAL ASSETS	$362,834	$344,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$378	$1,213
Other payables and accrued liabilities	167,891	166,900
Finance lease liability	8,756	9,876
Amount due to a director	154,976	155,437
Operating lease liability	36,286	48,114
Total Current Liabilities	368,287	381,540

NON- CURRENT LIABILITIES
Finance lease liability	31,314	32,318
Total non-current liabilities	31,314	32,318

TOTAL LIABILITIES	$399,601	$413,858

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,600 shares issued and outstanding as of March 31, 2021 and December 31, 2020 respectively	$20,690	$20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive losses	(27,875)	(28,177)
Accumulated deficit	(1,459,306)	(1,483,170)

TOTAL DSWISS, INC. STOCKHOLDERS’ EQUITY	$(71,065)	$(95,231)
NON-CONTROLLING INTEREST	34,298	25,727
TOTAL STOCKHOLDERS’ EQUITY	(36,767)	(69,504)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$362,834	$344,354

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2021	2020
REVENUE	$289,878	$527,542

COST OF REVENUE	(173,079)	(407,536)

GROSS PROFIT	116,799	120,006

OTHER INCOME	1,963	1,204

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(70,911)	(76,879)

OPERATING EXPENSES	(178)	(21,412)

FINANCE COST	(459)	(541)

LEASE EXPENSES	(14,426)	(11,849)

OTHER OPERATING EXPENSES	-	(7,547)

PROFIT BEFORE INCOME TAX	32,788	2,982

TAXATION	-	-

NET PROFIT	$32,788	2,982
Non-Controlling Interest	(8,924)	(11,947)
Other comprehensive income/(loss):
- Foreign currency translation adjustment	302	(568)

Comprehensive profit/(loss)	24,166	(9,533)

Net income/(loss) per share- Basic and diluted	0.00	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	206,904,600	206,904,600

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”))

(unaudited)

Three Months Ended March 31, 2021 (Unaudited)

	COMMON STOCK
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL		ACCUMULATED COMPREHENSIVE (LOSS)	ACCUMULATED (DEFICIT)	NON- CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2020 (audited)	206,904,600	20,690		1,395,426	(28,177)	(1,483,170)	25,727	(69,504)
Foreign currency translation adjustment	-	-	-		302	-	(353)	(51)
Net profit	-	-		-	-	23,864	8,924	32,788
Balance as of March 31, 2021 (unaudited)	206,904,600	20,690		1,395,426	(27,875)	(1,459,306)	34,298	(36,767)

Three Months Ended March 31, 2020 (Unaudited)

	COMMON STOCK
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED COMPREHENSIVE (LOSS)	ACCUMULATED (DEFICIT)	NON- CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2019 (audited)	206,904,600	20,690	1,395,426	(34,564)	(1,490,845)	4,851	(104,442)
Foreign currency translation adjustment	-	-	-	(568)	-	-	(568)
Net loss	-	-	-	-	(8,965)	11,947	2,982
Balance as of March 31, 2020 (unaudited)	206,904,600	20,690	1,395,426	(35,132)	(1,499,810)	16,797	(102,029)

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	$32,788	$2,982
Adjustments to reconcile net profit to net cash (used in)/generated from operating activities:
Depreciation and amortization	20,793	15,791
Amortization for intangible assets	-	259
Changes in operating assets and liabilities:
Accounts payable	(790)	19,751
Accounts receivable	(80,655)	11,145
Other payables and accrued liabilities	8,839	(9,540)
Inventories	4,955	(7,311)
Other receivables, prepaid expenses and deposits	5,810	61,675
Reduction in lease liability	(11,828)	(10,579)
Cash (used in)/generated from operations	(20,088)	84,173
Tax paid	(107)	(115)

Net cash (used in)/generated from operating activities	(20,195)	84,058

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	-	(2,199)
Net cash used in investing activity	-	(2,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from directors	416	93
Repayment of finance lease	(2,124)	(1,889)

Net cash used in financing activities	(1,708)	(1,796)

Effect of exchange rate changes on cash and cash equivalent	(8,673)	(1,818)

Net (decrease)/increase in cash and cash equivalents	(30,576)	78,245
Cash and cash equivalents, beginning of period	158,004	48,353
CASH AND CASH EQUIVALENTS, END OF PERIOD	$127,428	$126,598
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$(540)	$(115)
Interest paid	$(459)	$-

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

DSwiss, Inc. is organized as a Nevada limited liability company, incorporated on May 28, 2015. For the purposes of financial statement presentation, DSwiss, Inc. and its subsidiaries are herein referred to as “the Company” or “we”. The Principal activity of the Company is premier biotech-nutraceutical, beauty supplies, and medical consumables supplies. The company sells medical consumable supplies, food supplements, skincare, and other related beauty products in Malaysia and around the ASEAN region. We are globally recognized Turnkey Private Label Manufacturing Services for nutraceutical and skincare OEM/ODM products.

Our professionals manage from custom formulation of scientifically proven and naturally effective, sourcing raw materials, production, quality control, stability, and safety test, clinical testing by third-party labs, packaging, and shipping, including import and export.

Our manufacturing facilities which compliant with GMP (Good Manufacturing Practise), FDA (Food Drug Association), HACCP (Hazard Analysis and Critical Control Point), JAKIM HALAL, and Mesti.

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at March 31, 2021 and 2020 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2020. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2021 and 2020 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2020 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2020.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses. Shipping and handling fees are expensed as incurred for the three months ended March 31, 2021 were $717, while for the three months ended March 31, 2020 were $5,015.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of plant, equipment and software are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Estimated useful lives
Computer and software	5 years
Furniture and fittings	5 years
Office equipment	10 years
Motor vehicle	5 years

Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trademarks in Malaysia and Hong Kong, which are amortized on a straight-line basis over a useful life of ten years.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the three months ended March 31, 2021.

Leases

Prior to November 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective November 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. (see Note 10).

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiaries and VIEs in Malaysia and Hong Kong maintains their books and record in their local currency, Ringgits Malaysia (“RM”) and Hong Kong Dollars (“HK$”) respectively, which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2021	2020

Period-end RM : US$1 exchange rate	4.14	4.31
Period-average RM : US$1 exchange rate	4.07	4.41
Period-end HK$ : US$1 exchange rate	7.76	7.75
Period-average HK$ : US$1 exchange rate	7.77	7.77

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREEMONTHS ENDED MARCH 31, 2021

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

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts receivable, deposits, accounts payable, other payables, and accounts payable approximate at their fair values because of the short-term nature of these financial instruments.

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2021, the Company operates in four reportable operating segment in Malaysia, China and Hong Kong.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. STOCKHOLDERS’ EQUITY

As of March 31, 2021, the Company had a total of 206,904,600 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

5. PLANT AND EQUIPMENT

	March 31, 2021	December 31, 2020
Computer and software	$96,508	$96,508
Furniture and fittings	6,144	6,144
Office equipment	11,113	11,113
Motor vehicle	79,054	79,054
Total plant and equipment	$192,819	$192,819
Accumulated depreciation	(143,145)	(138,371)
Effect of translation exchange	(6,349)	(2,495)
Plant and equipment, net	$43,325	$51,953

Depreciation expense for the three months ended March 31, 2021 and 2020 were $4,774 and $4,867 respectively.

6. INTANGIBLE ASSETS

	March 31, 2021	December 31, 2020
Trademarks	$12,077	$12,077
Amortization	(6,101)	(6,101)
Effect of translation exchange	(454)	(411)
Intangible assets, net	$5,522	$5,565

Amortization for the three months ended March 31, 2021 was $0.

Amortization for the three months ended March 31, 2020 was $259.

7. OTHER RECEIVABLES, PREPAID EXPENSES AND DEPOSITS

	March 31, 2021	December 31, 2020
Prepaid expenses	$1,470	$1,470
Deposits	26,279	32,134
Total prepaid expenses and deposits	$27,749	$33,604

8. INVENTORIES

	March 31, 2021	December 31, 2020
Finished goods, at cost	$33,040	$37,995
Total inventories	$33,040	$37,995

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	March 31, 2021	December 31, 2020
Other payables	$132,952	$123,408
Accrued audit fees	19,638	18,831
Accrued other expenses	11,197	20,911
Accrued professional fees	4,104	3,750
Total payables and accrued liabilities	$167,891	$166,900

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. FINANCE LEASE LIABILITY

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 3.99% per annum, due through June 30, 2025, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of March 31,	As of December 31,
	2021	2020
Finance lease	$43,906	$46,490
Less: interest expense	(3,836)	(4,296)
Net present value of finance lease	40,070	42,194

Current portion	8,756	9,876
Non-current portion	31,314	32,318
Total	$40,070	$42,194

As of March 31, 2021 the maturities of the finance lease for each of the years are as follows:

2021	8,756
2022	9,173
2023	9,589
2024	10,006
2025	2,546
Total	$40,070

11. AMOUNT DUE TO A DIRECTOR

As of March 31, 2021 and December 31, 2020, a director of the Company advanced $154,976 and $155,437, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose.

12. INCOME TAXES

For the three months ended March 2021 and 2020, the local (United States) and foreign components of profit before income taxes were comprised of the following:

	For the three months ended March 31, 2021	For the three months ended March 31, 2020

Tax jurisdictions from:
- Local	$(4,024)	$(6,761)
- Foreign, representing
Seychelles	(1,500)	(93)
Hong Kong	(1,841)	702
Malaysia	40,153	15,197
PRC	-	(6,063)

Profit before income tax	$32,788	$2,982

The provision for income taxes consisted of the following:

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong, Malaysia, PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2021, the operations in the United States of America incurred $389,573 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $81,810 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of March 31, 2021, the operations in the Hong Kong incurred $624,056 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $102,969 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

DSwiss Sdn Bhd and DSwiss Biotech Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 17% to 24% on its assessable income. As of March 31, 2021, the operations in the Malaysia incurred $433,385 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 17%. The Company has provided for a full valuation allowance of $73,675 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

13. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended March 31, 2021 and 2020, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2021	2020	2021	2020	2021	2020
	Revenue		Percentage of revenue		Accounts receivable

Customer A	$34,445	$57,106	12%	11%	$4,639	-
Customer B	$173,379	$115,639	60%	22%	$75,962	-
Customer C	$44,513	$-	15%	-%	$-	-
	$252,337	$172,745	87%	33%	$80,601	-

(b) Major vendors

For three months ended March 31, 2021 and 2020, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2021	2020	2021	2020	2021	2020
	Purchase		Percentage of purchase		Accounts payable

Vendor A	$16,915	$44,733	10%	12%	$-	-
Vendor B	$129,422	$821,713	77%	52%	$-	-
	$146,337	$866,466	87%	64%	$-	-

All vendors are located in Malaysia.

(c) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its accounts receivable is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(d) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain stable, therefore there is a possibility that the Company could post the same amount of income for two comparable periods and because of the fluctuating exchange rate actually post higher or lower income depending on exchange rate of RM converted to US$ and HK$ converted into US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

As of January 1, 2019, the Company recognized approximately US$136,308, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of January 1, 2020, with discounted rate of 4.47% adopted from Public Bank Berhad’s base lending rate as a reference for discount rate.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The operating lease right and lease liability as follow:

As of March 31, 2021 and December 31, 2020, operating lease right of use asset as follow:

	As of March 31, 2021	As of December 31, 2020
As of beginning of the period/year	$136,308	$136,308
Accumulated amortization	(102,830)	(88,404)
Effect of translation exchange	1,951	(251)
Balance as of end of the period/year	$35,429	$47,653

As of March 31, 2021 and December 31, 2020, the amortization of the operating lease right of use asset are $16,019 and $45,312 respectively.

As of March 31, 2021, operating lease liability as follow:

As of January 1, 2021	$48,114
Less: gross repayment	(12,241)
Add: imputed interest	447
Effect of translation exchange	(34)
Balance as of March 31, 2021	$36,286
Lease liability current portion	$36,286

Maturities of operating lease obligation as follow:

Year ending
December 31, 2021	36,286
Total	$36,286

Other information:

	As of March 31, 2021	As of December 31, 2020
	(unaudited)	(audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$(11,828)	$45,312
Right-of-use assets obtained in exchange for operating lease liabilities	35,429	47,653
Remaining lease term for operating lease (years)	1	1
Weighted average discount rate for operating lease	4.47%	4.47%

As of March 31, 2021 and December 31, 2020, lease expenses were $11,828 and $46,094 respectively.

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2021 up through the date the Company issued the consolidated financial statements.

16. SIGNIFICANT EVENTS

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

Item 2. Management’s discussion and analysis of financial condition and results of operations

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

DSwiss is the leading corporation for premier nutraceutical biotechnology in USA, and has gone into Asian countries such as China, Hong Kong, Singapore, Thailand, and Malaysia with our high quality functional health supplement, skin care solution, wellness products and private labelled supplies turnkey provider (OEM/ODM). Our unique and innovative patented biotechnology, natural ingredients into products & services that has been proven to give better, faster and visible positive results to the end user including health improvement, slimming, anti-aging and beauty effects.

Currently, we are fulfilling in Talent Development, product research and development, and providing Original Equipment Manufacturer (OEM) and Original Design Manufacturer (ODM) services into functional food and beauty product of which is currently under research and development with Malaysia biotech and research professionals. Our professionals manage from custom formulation of scientifically-proven and naturally-effective, sourcing raw materials, production, quality control, stability and safety test, clinical testing by third-party labs, packaging and shipping including import and export, all licenses needed so customer can concentrate on what they should do. In 2020, with our experience and expertise, we have successfully expanded our client base in OEM/ODM services and developed products and Business-to-business (B2B) DNA genotyping private label services that exceed the clients’ expectation.

DSwiss has continuously expanding through launching health and beauty projects to provide premier experiences to the customers. DSwiss has shown a solid growth and is set to advance the biotechnology industry to drive nutraceutical and skincare biotechnology growth.

At this time, we operate exclusively online through our website: http://www.dswissbeauty.com.

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

Our expected growth is planned to occur primarily through the implementation of our social media marketing strategy. DSwiss already has a strong relationship with new retail tech company (eg. Facebook, E-Marketplace). The global presence social media has helped provide to us has been an invaluable resource, and as we continue to expand our business operations and spread our brand awareness, we intend to primarily utilize social media to reach our customers. The benefits of social media are countless, but perhaps the most imperative to our future success is our ability to connect with customers directly, to receive their feedback almost instantaneously. On that note, the feedback we have received from our clients has been overwhelmingly positive, which has helped us to create a robust brand image.

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

Results of Operation

For the Three Months Ended March 31, 2021 and March 31, 2020.

For the three months ended March 31, 2021 and 2020, we realized revenue in the amount of $289,878 and $527,542 respectively. Our gross profits for the three months ended March 31, 2021 and 2020 were $116,799 and $120,006 respectively, which is less than $3,207 for the three months ended March 31, 2020. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

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

Our net profit for the three months ended March 31, 2021 and 2020 were $32,788 and $2,982 respectively. We attribute this increase in profit due to decrease in operating expenses.

Liquidity and Capital Resources

For the three months ended March 31, 2021 and 2020, we had cash and cash equivalents of $127,428 and $126,598 respectively. We have positive operating cash flow and our working capital has been and will continue to be significant. As a result, we have increased our sales resulting an increase in our overall revenue. We need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the three months ended March 31, 2021, net cash used in operating activities was $20,195, compared to net cash generated from operating activities was $84,058 in the prior period. The operating cash flow performance primarily reflects increase in accounts receivable to the prior period.

Investing Activities

For the three months ended March 31, 2021 and 2020, net cash used in investing activities were $0 and $2,199 respectively, reflecting the cost in purchase of plant and equipment.

Financing Activities

For the three months ended March 31, 2021 and 2020, net cash used in financing activities were $1,708 and $1,796 respectively resulted from the repayment of finance lease and advance from related parties.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of plant and equipment. There were $0 and $2,199 used to purchase the computer and software and office equipment for the three months periods ended March 31, 2021 and 2020 respectively.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2021.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2021

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

9