Form 10-Q
period 2021-06-30
DSwiss Inc
filed 2021-08-16
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug 16, 2021
Common Stock, $.0001 par value	206,904,600

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
	Condensed Consolidated Balance Sheets as of June 30, 2021(unaudited) and December 31, 2020 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Income/Losses for the Three months and Six Months Ended June 30, 2021 and 2020 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2021 and 2020 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-15
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	2-5
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES	6
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	7
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7
ITEM 4	MINE SAFETY DISCLOSURES	7
ITEM 5	OTHER INFORMATION	7
ITEM 6	EXHIBITS	8
SIGNATURES		9

1

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Income/Losses for the Three months and Six months Ended June 30, 2021 and 2020 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2021 and 2020 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6 - F-15

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2021, and December 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2021	December 31, 2020
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$163,334	$158,004
Accounts receivable	59,042	9,146
Other receivables, prepaid expenses and deposits	1,426	33,604
Income tax receivables	623	434
Inventories	23,005	37,995
Total Current Assets	247,430	239,183

NON-CURRENT ASSETS
Property and equipment, net	43,914	51,953
Intangible assets, net	5,036	5,565
Operating lease right -of-use, net	23,054	47,653
Total Non-Current Assets	72,004	105,171

TOTAL ASSETS	$319,434	$344,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payable	$471	$1,213
Other payables and accrued liabilities	164,681	164,013
Operating lease liability	23,609	48,114
Amounts due to a director	152,334	155,437
Finance lease liability	9,585	9,876
Current tax liabilities	2,887	2,887
Total Current Liabilities	353,567	381,540

NON- CURRENT LIABILITIES
Finance lease liability	27,218	32,318
Total Non-Current Liabilities	27,218	32,318

TOTAL LIABILITIES	$380,785	$413,858

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,600 and 206,904,600 shares issued and outstanding as of June 30, 2021 and December 31, 2020 respectively	$20,690	$20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive losses	(27,351)	(28,177)
Accumulated deficit	(1,469,970)	(1,483,170)

TOTAL DSWISS, INC. STOCKHOLDERS’ EQUITY	$(81,205)	$(95,231)
NON-CONTROLLING INTEREST	19,854	25,727
TOTAL STOCKHOLDERS’ EQUITY	(61,351)	(69,504)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$319,434	$344,354

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME/LOSSES

FOR THE THREE MONTHS AND SIX MONTHS ENDED June 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
	$	$	$	$
REVENUE	258,044	220,910	547,922	748,452

COST OF REVENUE	(223,818)	(169,796)	(396,897)	(577,332)

GROSS PROFIT	34,226	51,114	151,025	171,120

OTHER INCOME	3,810	7,587	5,773	8,791

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(53,223)	(10,385)	(124,134)	(87,264)

OPERATING EXPENSES	(518)	(23,975)	(696)	(45,387)

FINANCE COST	(1,142)	(2,219)	(1,601)	(2,760)

LEASE EXPENSES	(6,791)	(17,219)	(21,217)	(36,615)

(LOSS)/PROFIT BEFORE INCOME TAX	(23,638)	4,903	9,150	7,885

TAXATION	-	-	-	-

NET (LOSS)/PROFIT	(23,638)	4,903	9,150	7,885
Non-Controlling Interest	12,974	3,373	4,050	(8,574)
Other comprehensive loss
- Foreign currency translation adjustment	524	19,420	826	18,852

TOTAL COMPREHENSIVE (LOSS)/INCOME	(10,140)	27,696	14,026	18,163

NET LOSS/INCOME PER SHARE – BASIC AND DILUTED	-	-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	206,904,600	206,904,600	206,904,600	206,904,600

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(unaudited)

Six months Ended June 30, 2021 (Unaudited)

	COMMON SHARES
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED (DEFICIT)	NON- CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2020 (audited)	206,904,600	20,690	1,395,426	(28,177)	(1,483,170)	25,727	(69,504)
Foreign currency translation adjustment	-	-	-	826	-	(1,823)	(997)
Net income	-	-	-	-	13,200	(4,050)	9,150
Balance as of June, 2021 (unaudited)	206,904,600	20,690	1,395,426	(27,351)	(1,469,970)	19,854	(61,351)

Six months Ended June 30, 2020 (Unaudited)

	COMMON SHARES
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED (DEFICIT)	NON- CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2019 (audited)	206,904,600	20,690	1,395,426	(34,564)	(1,490,845)	4,851	(104,442)
Foreign currency translation adjustment	-	-	-	18,852	-	250	19,102
Net income	-	-	-	-	(689)	8,574	7,885
Balance as of June, 2020 (unaudited)	206,904,600	20,690	1,395,426	(15,712)	(1,491,534)	13,675	(77,455)

See accompanying notes to condensed consolidated financial statements

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit before taxation	$9,150	$7,885
Adjustments to reconcile net profit to net cash used in operating activities:
Non-controlling interest	-	(8,574)
Depreciation and amortization	32,591	31,699
Amortization for intangible assets	519	520
Changes in operating assets and liabilities:
Account payable	(707)	53,468
Accounts receivable	(50,165)	844
Other payables and accrued liabilities	(2,220)	(128,719)
Inventories	13,872	(10,977)
Lease liabilities	(23,088)	-
Prepaid expenses and deposits	32,178	96,966
Cash generated from operations	12,130	43,112
Tax paid	(202)	(226)

Net cash generated from operating activities	11,928	42,886

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property and equipment	(2,886)	(2,212)
Net cash used in investing activity	(2,886)	(2,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to directors	(1,674)	93
Advance from related parties	275	-
Repayment of finance lease	(4,148)	(3,826)

Net cash used in financing activities	(5,547)	(3,732)

Effect of exchange rate changes on cash and cash equivalents	1,835	12,646

Net increase in cash and cash equivalents	5,330	49,588
Cash and cash equivalents, beginning of period	158,004	48,353
CASH AND CASH EQUIVALENTS, END OF PERIOD	$163,334	$97,941
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$(623)	$(115)
Interest paid	$446	$2,760

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

Our manufacturing facilities which compliant with GMP (Good Manufacturing Practice), FDA (Food Drug Association), HACCP (Hazard Analysis and Critical Control Point), JAKIM HALAL, and Mesti.

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at June 30, 2021 and 2020 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2020. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2021 and 2020 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2020 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2020.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2021, the Company suffered an accumulated deficit of $1,469,970 and net current liabilities of $353,567 for period ended June 20, 2021. The continuation of the Company as a going concern through June 30, 2021 is dependent upon improving the profitability and the continuing financial support from its major stockholders. Management believes the existing major shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trademarks in Hong Kong, and Malaysia, which are amortized on a straight-line basis over a useful life of ten years.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the six months ended June 30, 2021.

Leases

Prior to November 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective November 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. (see Note 11).

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Net (loss)/income per share

The Company calculates net (loss)/income per share in accordance with ASC Topic 260, “Earnings per Share.” (loss)/income per share is computed by dividing the net (loss)/income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to (loss)/income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiaries and VIEs in Malaysia, Hong Kong, maintains their books and record in their local currency, Ringgits Malaysia (“RM”), Hong Kong Dollars (“HK$”), respectively, which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2021	2020

Period-end RM : US$1 exchange rate	4.15	4.28
Period-average RM : US$1 exchange rate	4.09	4.25
Period-end HK$ : US$1 exchange rate	7.77	7.75
Period-average HK$ : US$1 exchange rate	7.77	7.76

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the six months ended June 30, 2021, the Company operates in four reportable operating segment in Malaysia, and Hong Kong.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

5. STOCKHOLDERS’ EQUITY

As of June 30, 2021, the Company had a total of 206,904,600 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

6. PROPERTY AND EQUIPMENT

	June 30, 2021	December 31, 2020
Computers and software	$97,226	$96,508
Furniture and fittings	6,144	6,144
Office equipment	13,281	11,113
Motor vehicles	79,054	79,054
Total property and equipment	$195,705	$192,819
Accumulated depreciation	(147,912)	(138,371)
Effect of translation exchange	(3,879)	(2,495)
Property and equipment, net	$43,914	$51,953

Depreciation expense for the three months and six months ended June 30, 2021 were $4,817 and $9,553 respectively.

Depreciation expense for the three months and six months ended June 30, 2020 were $4,828 and $10,074 respectively.

7. INTANGIBLE ASSETS

	June 30, 2021	December 31, 2020
Trademarks	$12,077	$12,077
Amortization	(6,620)	(6,101)
Effect of translation exchange	(421)	(411)
Intangible assets, net	$5,036	$5,565

Amortization for the three months and six months ended June 30, 2021 was $519 and $519 respectively.

Amortization for the three months and six months ended June 30, 2020 was $260 and $520 respectively.

8. OTHER RECEIVABLES, PREPAID EXPENSES AND DEPOSITS

	June 30, 2021	December 31, 2020
Prepaid expenses	$1,426	$1,470
Deposits	-	32,134
Total prepaid expenses and deposits	$1,426	$33,604

9. INVENTORIES

	June 30, 2021	December 31, 2020
Finished goods, at cost	$23,005	$37,995
Total inventories	$23,005	$37,995

10. OTHER PAYABLES AND ACCRUED LIABILITIES

	June 30, 2021	December 31, 2020
Other payables	$137,310	$120,521
Accrued audit fees	11,950	18,831
Accrued other expenses	12,920	20,911
Accrued professional fees	2,500	3,750
Total payables and accrued liabilities	$164,680	$164,013

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. FINANCE LEASE LIABILITY

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 2.72% per annum, due through June, 2024, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of June 30,	As of December 31,
	2021	2020
Finance lease	$40,105	$46,490
Less: interest expense	(3,302)	(4,296)
Net present value of finance lease	36,803	42,194

Current portion	9,585	9,876
Non-current portion	27,218	32,318
Total	$36,803	$42,194

As of June 30, 2021 the maturities of the finance lease for each of the years are as follows:

2021	9,585
2022	8,675
2023	9,079
2024	9,464
Total	$36,803

12. AMOUNT DUE TO A DIRECTOR

As of June 30, 2021 and December 31, 2020, a director of the Company advanced $152,334 and $155,437, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose.

13. INCOME TAXES

For the six months ended June 2021 and 2020, the local (United States) and foreign components of (loss)/income before income taxes were comprised of the following:

	For the six months ended	For the six months ended
	2021	2020

Tax jurisdictions from:
- Local	$(17,845)	$(12,562)
- Foreign, representing
Seychelles	(1,428)	(1,593)
Hong Kong	(2,779)	18,234
Malaysia	31,202	14,751
PRC	-	(10,945)

Profit before income tax	$9,150	$7,885

The provision for income taxes consisted of the following:

	For the six months ended	For the six months ended
	2021	2020
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong, Malaysia and PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2021, the operations in the United States of America incurred $403,394  of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $84,712 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of June 30, 2021, the operations in the Hong Kong incurred $624,994 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $103,124 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

DSwiss Sdn Bhd and DSwiss Biotech Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 17% to 24% on its assessable income. As of June 30, 2021, the operations in the Malaysia incurred $441,491 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 17%. The Company has provided for a full valuation allowance of $75,002 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

14. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended June 30, 2021 and 2020, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2021	2020	2021	2020	2021	2020
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$11,709	$168,550	5%	72%	$-	-
Customer B	$108,534	-	42%	-%	-	-
Customer C	$91,714	$-	36%	-%	$43,562	-
	$211,957	$168,550	83%	72%	$43,562	-

For six months ended June 30, 2021 and 2020, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2021	2020	2021	2020	2021	2020
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$46,154	$227,731	8%	30%	$-	-
Customer B	$281,913	$-	51%	-%	-	-
Customer C	$136,227	$114,561	25%	15%	$43,562	-
	$464,294	$342,292	84%	45%	$43,562	-

(b) Major vendors

For three months ended June 30, 2021 and 2020, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2021	2020	2021	2020	2021	2020
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$12,380	$92,746	6%	53%	$-	-
Vendor B	$129,203	$40,780	58%	23%	$-	-
	$141,583	$133,526	64%	76%	$-	-

For six months ended June 30, 2021 and 2020, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2021	2020	2021	2020	2021	2020
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$29,295	$206,815	7%	35%	$-	-
Vendor B	$258,625	$120,004	65%	20%	$-	-
Vendor C	$3,833	$85,095	1%	15%	$-	-
	$318,425	$411,914	73%	70%	$-	-

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

The operating lease right and lease liability as follow:

As of June 30, 2021, operating lease right of use asset as follow:

Right-Of-Use Assets
As of January 1, 2021	$47,653
Amortization for the three months ended March 31, 2021	(11,744)
Foreign exchange translation	(480)
Balance as of March 31, 2021	$35,429
Amortization for the three months ended June 30, 2021	(11,875)
Foreign exchange translation	(500)
Balance as of June 30, 2021	$23,054

For the three months ended June 30, 2021 and 2020, the amortization of the operating lease right of use asset are $11,875 and $9,440 respectively.

As of June 30, 2021, operating lease liability as follow:

Lease Liability
As of January 1, 2021	$48,114
Imputed interest	447
Gross repayment	(12,241)
Foreign exchange translation	(34)
Balance as of March 31, 2021	$36,286
Imputed interest	311
Gross repayment	(12,114)
Foreign exchange translation	(874)
Balance as of June 30, 2021	$23,609
Less: lease liability current portion	23,609

Maturities of operating lease obligation as follow:

Year ending
December 31, 2021	23,609
Total	$23,609

Other information:

	Period ended June 30, 2021	Year ended December 31, 2020
	(Unaudited)	(Audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$23,195	$45,312
Right-of-use assets obtained in exchange for operating lease liabilities	23,054	47,653
Remaining lease term for operating lease (years)	1	1
Weighted average discount rate for operating lease	4.47%	4.47%

Lease expenses were $23,195 for the period ended June 30, 2021, respectively while lease expenses were $46,094 for the year ended December 31, 2020

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2021 up through the date the Company issued the consolidated financial statements.

17. SIGNIFICANT EVENTS

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

Results of Operation

For the Three Months and Six Months Ended June 30, 2021 and June 30, 2020.

For the three and six months ended June 30, 2021, we realized revenue in the amount of $258,044 and $547,922, while for the three and six months ended June 30, 2020, we realized revenues in the amount of $220,910 and $748,452. Our gross profits for the three and six months ended June 30, 2021 were $34,226 and $151,025, which is less than $51,114 and $171,120 for the three and six months ended June 30, 2020. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

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

Our net loss for three months ended June 30, 2021 was $23,638 and our net profit for six months ended June 30, 2021 was $9,150, while the net profit for three months and six months ended June 30, 2020 and 2020 was $4,903 and $7,885. We attribute this increase in profit due to increase in product sales and market share.

The increases in general and administrative expenses are a result of advertising and compliance costs as a public company.

Liquidity and Capital Resources

For the six months ended June 30, 2021, we had cash and cash equivalents of $163,334. We have positive operating cash flows and our working capital has been and will continue to be significant. We need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the six months ended June 30, 2021 and 2020, net cash generated from operating activities was $11,928 and $42,886 in the prior year. The operating cash flow performance primarily reflects increase in accounts receivable to the prior period.

Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities was $2,886, reflecting the cost in purchase of property and equipment. For the six months ended June 30, 2020, net cash used in investing activities was $2,212.

Financing Activities

For the six months ended June 30, 2021, net cash used for financing activities was $5,547 resulted from the repayment of hire purchase, repayment to directors and advance from related parties. For the six months ended June 30, 2020, net cash used for financing activities was $3,732 resulted from the repayment of finance lease.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of property and equipment. There is a $2,886 used to purchase the computer and software and office equipment for the six months periods ended June 30, 2021. Our capital expenditure for the six months periods ended June 30, 2020 was $2,212.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2021.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 16, 2021

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

9