Form 10-Q
period 2021-09-30
DSwiss Inc
filed 2021-11-15
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2021
Common Stock, $.0001 par value	206,904,600

1

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2021, and December 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2021	December 31, 2020
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$195,032	$158,004
Accounts receivable	143,397	9,146
Other receivable, prepaid expenses and deposit	23,136	33,604
Income tax receivables	714	434
Inventories	28,792	37,995
Total Current Assets	391,071	239,183

NON-CURRENT ASSETS
Property and equipment, net	$40,303	$51,953
Intangible assets, net	5,022	5,565
Operating lease right -of-use, net	11,497	47,653
Total Non-Current Assets	56,822	105,171

TOTAL ASSETS	$447,893	$344,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$35,117	$1,213
Other payables and accrued liabilities	307,768	164,013
Operating lease liability	11,772	48,114
Amounts due to a director	45,124	155,437
Finance lease liability	8,628	9,876
Current tax liabilities	174	2,887
Total Current Liabilities	408,583	381,540

NON- CURRENT LIABILITIES
Finance lease liability	$25,775	$32,318
Total non-current liabilities	25,775	32,318

TOTAL LIABILITIES	$434,358	$413,858

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,600 and 206,904,600 shares issued and outstanding as of September 30, 2021 and December 31, 2020 respectively	$20,690	$20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive losses	(30,115)	(28,177)
Accumulated deficit	(1,383,091)	(1,483,170)

TOTAL DSWISS, INC. STOCKHOLDERS’ EQUITY	$2,910	$(95,231)
NON-CONTROLLING INTEREST	10,625	25,727
TOTAL STOCKHOLDERS’ EQUITY	13,535	(69,504)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$447,893	$344,354

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	$	$	$	$
REVENUE	729,180	249,705	1,277,102	998,157

COST OF REVENUE	(573,129)	(158,019)	(970,026)	(735,351)

GROSS PROFIT	156,051	91,686	307,076	262,806

OTHER INCOME	884	4,182	6,657	12,973

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(70,361)	(57,643)	(194,495)	(144,907)

OPERATING EXPENSES	1	(19,527)	(695)	(64,914)

FINANCE COST	(554)	1,219	(2,155)	(1,541)

OTHER OPERATING EXPENSES	(11,190)	(30,829)	(32,407)	(67,444)

PROFIT / (LOSS) BEFORE INCOME TAX	74,831	(10,912)	83,981	(3,027)

INCOME TAX PROVISION	2,864	-	2,864	-

NET INCOME / (LOSS)	77,695	(10,912)	86,845	(3,027)
Non-Controlling Interest	9,184	2,555	13,234	(6,019)
Other comprehensive (loss)/income	-	-	-	-
Foreign currency translation adjustment	(2,764)	(11,016)	(1,938)	7,836

TOTAL COMPREHENSIVE INCOME / (LOSS)	84,115	(19,374)	98,141	(1,211)

NET INCOME/LOSS PER SHARE – BASIC AND DILUTED (Cent)	0.04	-	0.04	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	206,904,600	206,904,600	206,904,600	206,904,600

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Nine months Ended September 30, 2021 (Unaudited)

	COMMON SHARES
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED (DEFICIT)	NON- CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2020 (audited)	206,904,600	20,690	1,395,426	(28,177)	(1,483,170)	25,727	(69,504)
Foreign currency translation adjustment	-	-	-	(1,938)	-	(1,868)	(3,806)
Net profit for the period	-	-	-	-	100,079	(13,234)	86,845
Balance as of September 30, 2021	206,904,600	20,690	1,395,426	(30,115)	(1,383,091)	10,625	13,535

Three months Ended September 30, 2021 (Unaudited)

	COMMON SHARES
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED (DEFICIT)	NON- CONTROLLING INTEREST	TOTAL EQUITY
Balance as of June 30, 2021	206,904,600	20,690	1,395,426	(27,351)	(1,469,970)	19,854	(61,351)
Foreign currency translation adjustment	-	-	-	(2,764)	-	(45)	(2,809)
Net profit for the period	-	-	-	-	86,879	(9,184)	77,695
Balance as of September 30, 2021	206,904,600	20,690	1,395,426	(30,115)	(1,383,091)	10,625	13,535

Nine months Ended September 30, 2020 (Unaudited)

	COMMON SHARES
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED (DEFICIT)	NON- CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2019	206,904,600	20,690	1,395,426	(34,564)	(1,490,845)	4,851	(104,442)
Foreign currency translation adjustment	-	-	-	7,836	-	587	8,423
Net loss for the period	-	-	-	-	(9,046)	6,019	(3,027)
Balance as of September 30, 2020	206,904,600	20,690	1,395,426	(26,728)	(1,499,891)	11,457	(99,046)

Three months Ended September 30, 2020 (Unaudited)

	COMMON SHARES
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED (DEFICIT)	NON- CONTROLLING INTEREST	TOTAL EQUITY
Balance as of June 30, 2020	206,904,600	20,690	1,395,426	(15,712)	(1,491,534)	13,675	(77,455)
Foreign currency translation adjustment	-	-	-	(11,016)	-	337	(10,679)
Net loss for the period	-	-	-	-	(8,357)	(2,555)	(10,912)
Balance as of September 30, 2020	206,904,600	20,690	1,395,426	(26,728)	(1,499,891)	11,457	(99,046)

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit / (loss)	$86,845	$(3,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,469	46,966
Amortization for intangible assets	518	780
Waiver of accounts payable	-	(20,513)
Accounts receivable written-off	-	20,417
Plant and equipment written-off	-	435
Changes in operating assets and liabilities:
Accounts payable	33,949	36,322
Accounts receivable	(134,594)	(21,564)
Other payables and accrued liabilities	161,819	(30,800)
Lease liabilities	(34,537)	(33,303)
Inventories	7,777	(16,922)
Amount due to director	(108,233)	25,581
Prepayments, deposits & other receivables	3,413	52,615
Cash generated from operations	65,426	56,987
Tax refund	(2,690)	-
Tax paid	(297)	(340)

Net cash generated from operating activities	62,439	56,647

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property and equipment	(4,399)	(1,984)
Net cash used in investing activity	(4,399)	(1,984)

CASH FLOWS FROM FINANCING ACTIVITY:
Repayment of finance lease	(6,208)	(5,956)
Net cash used in financing activity	(6,208)	(5,956)

Effect of exchange rate changes	(14,804)	7,673

Net increase in cash and cash equivalents	37,028	56,380
Cash and cash equivalents, beginning of period	158,004	48,353
CASH AND CASH EQUIVALENTS, END OF PERIOD	$195,032	$104,733
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$297	$340
Interest paid	$2,155	$1,541

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at September 30, 2021 and 2020 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2020. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2021 and 2020 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2020 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2020.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2021, the Company suffered an accumulated deficit of $1,383,091 and having net current liabilities of $17,512 for period ended September 30, 2021. The continuation of the Company as a going concern through September 30, 2021 is dependent upon improving the profitability and the continuing financial support from its major stockholders. Management believes the existing major shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Revenue from trading of retail goods is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the products are delivered to the customers. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded.

The Company mainly derives its revenue from the sale of healthy food products. The Company also provides lab test services as another source of revenue. Generally, the Company recognizes revenue when products are sold and accepted by the customers and there are no continuing obligations to the customer.

Cost of revenue

Cost of revenue includes the raw material, repacking fees, packing materials and inbound freight charges. It excludes purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of distribution network in cost of revenues.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the nine months ended September 30, 2021.

Leases

Prior to November 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective November 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. (see Note 14).

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

The Company conducts major businesses in Malaysia. The Company is subject to tax in these jurisdictions. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiaries and VIEs in Malaysia and Hong Kong, maintains their books and record in their local currency, Ringgits Malaysia (“RM”) and Hong Kong Dollars (“HK$”) respectively, which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from RM into US$1, HK$ into US$1 and RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2021	2020

Period-end RM : US$1 exchange rate	4.19	4.16
Period-average RM : US$1 exchange rate	4.12	4.22
Period-end HK$ : US$1 exchange rate	7.79	7.75
Period-average HK$ : US$1 exchange rate	7.77	7.76
Period-end RMB : US$1 exchange rate	6.46	6.79
Period-average RMB : US$1 exchange rate	6.47	6.99

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

The Management Services Agreement I also provide DSHK, or its designee, with a right of first refusal to acquire all or any portion of the equity of DSBT upon any proposal by the sole shareholder of DSBT to transfer such equity. In addition, at the sole discretion of DSHK, DSBT is obligated to transfer to DSHK, or its designee, any part or all of the business, personnel, assets and operations of DSBT which may be lawfully conducted, employed, owned or operated by DSHK, including:

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

5. STOCKHOLDERS’ EQUITY

As of September 30, 2021, the Company had a total of 206,904,600 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

6. PROPERTY AND EQUIPMENT

	September 30, 2021	December 31, 2020
Computers and software	$98,757	$96,508
Furniture and fittings	6,144	6,144
Office equipment	13,118	11,113
Motor vehicles	79,054	79,054
Total property and equipment	$197,072	$192,819
Accumulated depreciation	(152,627)	(138,371)
Effect of translation exchange	(4,143)	(2,495)
Property and equipment, net	$40,303	$51,953

Depreciation expense for the three months and nine months ended September 30, 2021 were $4,715 and $14,100 respectively.

Depreciation expense for the three months and nine months ended September 30, 2020 were $4,738 and $13,990 respectively.

7. INTANGIBLE ASSETS

	September 30, 2021	December 31, 2020
Trademarks	$12,077	$12,077
Amortization	(6,619)	(6,101)
Effect of translation exchange	(436)	(411)
Intangible assets, net	$5,022	$5,565

Amortization for the three months and nine months ended September 30, 2021 was $0 and $518 respectively.

Amortization for the three months and nine months ended September 30, 2020 was $260 and $780 respectively.

8. OTHER RECEIVABLE, PREPAID EXPENSES AND DEPOSITS

	September 30, 2021	December 31, 2020
Prepaid expenses	$973	$1,470
Deposits	22,163	32,134
Total prepaid expenses and deposits	$23,136	$33,604

9. INVENTORIES

	September 30, 2021	December 31, 2020
Finished goods, at cost	$28,792	$37,995
Total inventories	$28,792	$37,995

10. OTHER PAYABLES AND ACCRUED LIABILITIES

	September 30, 2021	December 31, 2020
Other payables	$276,480	$120,521
Accrued audit fees	12,027	18,831
Accrued other expenses	15,634	20,911
Accrued professional fees	3,627	3,750
Total payables and accrued liabilities	$307,768	$164,013

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. FINANCE LEASE LIABILITY

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 3.73% per annum, due through June, 2025, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of	As of
	September 30, 2021	December 31, 2020
Finance lease	$37,285	$46,490
Less: interest expense	(2,882)	(4,296)
Net present value of finance lease	34,403	42,194

Current portion	8,628	9,876
Non-current portion	25,775	32,318
Total	$34,403	$42,194

As of September 30, 2021 the maturities of the finance lease for each of the years are as follows:

2021	2,120
2022	8,728
2023	9,129
2024	9,530
2025	4,896
Total	$34,403

12. INCOME TAXES

For the nine months ended September 2021 and 2020, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	2021	2020

Tax jurisdictions from:
- Local	$(25,073)	$(47,122)
- Foreign, representing
Seychelles	(1,427)	(1,593)
Hong Kong	(4,567)	(1,879)
Malaysia	117,912	40,861
PRC	-	6,706
Profit / (Loss) before income tax	$86,845	$(3,027)

The provision for income taxes consisted of the following:

	2021	2020
Current:
- Local	$-	$-
- Foreign	2,864	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$2,864	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong, Malaysia and PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2021, the operations in the United States of America incurred $410,622 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $86,231 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of September 30, 2021, the operations in the Hong Kong incurred $626,782 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $103,419 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

DSwiss Sdn Bhd and DSwiss Biotech Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 17% to 24% on its assessable income. As of September 30, 2021, the operations in the Malaysia incurred $354,782 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 17%. The Company has provided for a full valuation allowance of $60,313 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

13. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended September 30, 2021 and 2020, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2021	2020	2021	2020	2021	2020
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$448,788	$120,988	61%	49%	$-	-
Customer B	$-	$64,637	-%	26%	$-	-
Customer C	$-	$-	-%	-%	$-	-
Customer D	$135,382	$-	19%	-%	$72,465	-
	$584,170	$185,625	80%	75%	$72,465	-

For nine months ended September 30, 2021 and 2020, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2021	2020	2021	2020	2021	2020
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$723,743	$293,377	57%	29%	$-	-
Customer B	$-	$120,988	-%	12%	$-	-
Customer C	$-	$115,068	-%	11%	$-	-
Customer D	$267,912	$-	21%	-	$72,465	-
	$991,655	$529,433	78%	52%	$72,465	-

(b) Major vendors

For three months ended September 30, 2021 and 2020, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2021	2020	2021	2020	2021	2020
	Purchases		Percentage of purchases		Accounts payable, trade

Vendor A	$-	$21,309	-%	13%	$-	-
Vendor B	$252,888	$20,480	43%	13%	$15,396	-
Vendor C	$-	$17,994	-%	11%	$-	-
	$252,888	$59,783	43%	37%	$15,396	-

For nine months ended September 30, 2021 and 2020, the vendors who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2021	2020	2021	2020	2021	2020
	Purchases		Percentage of purchases		Accounts payable, trade

Vendor A	$-	$207,732	-%	28%	$-	-
Vendor B	$505,129	$122,841	53%	16%	$15,396	-
Vendor C	$-	$105,953	-%	14%	$-	-
	$505,129	$436,526	53%	58%	$-	-

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

The operating lease right and lease liability as follow:

As of September 30, 2021, operating lease right of use asset as follow:

Right-Of-Use Assets
As of January 1, 2021	$47,653
Amortization for the three months ended March 31, 2021	(11,744)
Foreign exchange translation	(480)
Balance as of March 31, 2021	$35,429
Amortization for the three months ended June 30, 2021	(11,875)
Foreign exchange translation	(500)
Balance as of June 30, 2021	$23,054
Amortization for the three months ended September 30, 2021	(11,366)
Foreign exchange translation	(191)
Balance as of September 30, 2021	$11,497

For the three months ended September 30, 2021 and 2020, the amortization of the operating lease right of use asset are $11,366 and $11,208 respectively.

As of September 30, 2021, operating lease liability as follow:

Lease Liability
As of January 1, 2021	$48,114
Imputed interest	447
Gross repayment	(12,241)
Foreign exchange translation	(34)
Balance as of March 31, 2021	$36,286
Imputed interest	311
Gross repayment	(12,114)
Foreign exchange translation	(874)
Balance as of June 30, 2021	$23,609
Imputed interest	177
Gross repayment	(12,014)
Foreign exchange translation	(1)
Balance as of September 30, 2021	11,772
Less: lease liability current portion	11,772

Maturities of operating lease obligation as follow:

Year ending
December 31, 2021	11,772
Total	$11,772

Other information:

	Year ended September 30, 2021	Year ended December 31, 2020
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$34,369	$45,312
Right-of-use assets obtained in exchange for operating lease liabilities	11,497	48,114
Remaining lease term for operating lease (years)	0.25	1
Weighted average discount rate for operating lease	4.47%	4.47%

Lease expenses were $34,369 for the period ended September 30, 2021, respectively while lease expenses were $45,312 for the year ended December 31, 2020.

15. RELATED PARTY TRANSACTIONS

For the period ended September 30, 2021 the Company has the following transactions with related party:

	For the period ended September 30, 2021 (Unaudited)	For the period ended September 30, 2020 (Unaudited)
Professional Fees:
- Related party A	$8,000	$15,700

Sales
- Related party B	$267,912	$-
- Related party C	12,953	-
- Related party D	8,364	-

Total	$297,229	$15,700

The related party A, is a wholly owned subsidiary of a 7.33% shareholder of the Company.

The related party B’s director and shareholder is the founder of the Company.

The related party C’s director and shareholder is the founder of the Company.

The related party D’s director is the founder of the Company. The shareholder of related party D is related party C.

The related party transaction is generally transacted in an arm-length basis at the current market value in the normal course of business.

16. GOING CONCERN

As of September 30, 2021, the Company suffered an accumulated deficit of $1,383,091 and having net current liabilities of $17,512 for period ended September 30, 2021. The continuation of the Company as a going concern through September 30, 2021 is dependent upon improving the profitability and the continuing financial support from its major stockholders. Management believes the existing major shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021 up through the date the Company issued the consolidated financial statements.

18. SIGNIFICANT EVENTS

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

Company Overview

DSwiss, Inc., a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on May 28, 2015. DSwiss Holding Limited owns 100% of DSwiss (HK) Limited, a Hong Kong Company, which owns 100% of DSwiss Sdn Bhd, the operating Malaysia Company of which is described below. In 2016, DSwiss (HK) Limited invested in DSwiss Biotech Sdn Bhd, incorporated in Malaysia, and owned 40% equity interest. DSwiss (HK) Limited also invested in DS Asia Co., Ltd, incorporated in Thailand, and owned 49% equity interest. We have incorporated a new company namely DSwiss International Trading (Shenzhen) Limited in China, with 100% equity interest owned by DSwiss (HK) Limited. On April 5, 2019, DS Asia Co., Ltd was officially deregistered. On Nov, 2020, DSwiss International Trading (Shenzhen) Limited was officially deregistered.

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

At DSwiss, research and development are an ongoing effort whose purpose is to ensure our products on the forefront of quality and effectiveness. Equipped with state-of-the-art machinery, our innovative research and development team are constantly exploring on new development and product lines that will enable us to provide the highest quality standard and remain competitive in the industry.

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

Results of Operation

For the Three Months and Nine Months Ended September 30, 2021 and September 30, 2020.

For the three and nine months ended September 30, 2021, we realized revenue in the amount of $729,180 and $1,277,102 while for the three and nine months ended September 30, 2020, we realized revenues in the amount of $249,705 and $998,157. Our gross profits for the three and nine months ended September 30, 2021 were $156,051and $307,076 which is more than $91,686 and $262,806 for the three and nine months ended September 30, 2020. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

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

Our net income for three months ended September 30, 2021 was $77,695 and our net income for nine months ended September 30, 2021 was $ 86,845 while the net loss for the three and nine months ended September 30, 2020 were $10,912 and $3,027. We attribute this increase in profit due to increase product sales and market share.

The increases in general and administrative expenses are a result of advertising and compliance costs as a public company.

Liquidity and Capital Resources

For the nine months ended September 30, 2021, we had cash and cash equivalents of $195,032. We have positive operating cash flows and our working capital has been and will continue to be significant. We need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the nine months ended September 30, 2021, net cash generated from operating activities was $62,439, compared to net cash generated from operating activities of $56,647 in the prior year. The operating cash flow performance primarily reflects decrease in prepaid expenses and deposits compared and increase in account payable to the prior year.

Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities was $4,399 reflecting the cost in purchase of property, plant and equipment. For the nine months ended September 30, 2020, net cash used in investing activities was $1,984.

Financing Activities

For the nine months ended September 30, 2021, net cash used for financing activities was $6,208 resulted from the repayment of finance lease. For the nine months ended September 30, 2020, net cash used for financing activities was $5,956 resulted from the repayment of finance lease.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of property and equipment. There is a $4,399 used to purchase the computer and software and office equipment for the nine months periods ended September 30, 2021. Our capital expenditure for the nine months periods ended September 30, 2020 was $1,984.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2021.

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

The Management Services Agreement I also provide DSHK, or its designee, with a right of first refusal to acquire all or any portion of the equity of DSBT upon any proposal by the sole shareholder of DSBT to transfer such equity. In addition, at the sole discretion of DSHK, DSBT is obligated to transfer to DSHK, or its designee, any part or all of the business, personnel, assets and operations of DSBT which may be lawfully conducted, employed, owned or operated by DSHK, including:

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
32.1	Section 1350 Certification of principal executive officer *
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSWISS, INC.
(Name of Registrant)

Date: November 15, 2021

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

