Form 10-K
period 2021-12-31
DSwiss Inc
filed 2022-03-31
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2021

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2021
Common Stock, $.0001 par value	206,904,585

DSwiss, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2021

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

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We have currently conducted our business through DSwiss Sdn Bhd, a private limited liability company, incorporated in Malaysia. DSwiss Holding Limited, incorporated in Seychelles is an investment holding company with 100% equity interest in DSwiss (HK) Limited, a company incorporated in Hong Kong, which subsequent hold 100% equity interest in DSwiss Sdn. Bhd. We have invested in DSwiss Biotech Sdn. Bhd., a Company incorporated in Malaysia and owned a 40% equity interest.

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

Business Overview

DSwiss is a premier biotech-nutraceutical company, supplying high-quality health and beauty products, including beverages to assist in chronic illness prevention supplement, weight management supplement, anti-aging creams, and products designed to improve the overall health system in our bodies.

Since our establishment, our growth has been tremendous in Malaysia. From a mere selection of two (2) products, the company had expanded to twenty-three (23) products in 2021. With the strong leadership of our company’s Chief Executive Officer; Vincent Leong, our products are now consumed around the world, such as Malaysia, Singapore, Indonesia, Hong Kong, Taiwan, Macau, and China. To date, we had expanded across Asia regions through the support of our distributors and determined to expand our geographical presence to markets that we have yet to explore.

At DSwiss, research and development are an ongoing effort whose purpose is to ensure our products on the forefront of quality and effectiveness. Equipped with state-of-the-art manufacturing management skill, our innovative research and development team are constantly exploring new development and product lines and implementing the latest science and technology, that will enable us to create more evidence-based high value-added formulations and products and remain competitive in the industry. We conduct research and development based on our philosophy of “creating beauty, health and the ecology” to meet customers’ needs. In 2020, with the team’s enormous efforts on product research and development, DSwiss has also successfully delivered a wide range of novel OEM/ODM products that respond to our clients’ needs and create values for society as the developed OEM/ODM products have managed to improve the health status of the end consumers. DSwiss is actively embarking on its journey to continue excel in functional food industry and expand into health supplement and pet supplement industry.

DSwiss’s products are certified and approved by the Ministry of Health (“MOH”) Malaysia. Due to the stringent requirements from MOH Malaysia, we strive to upkeep the highest possible standard in our products to provide assurance and continuous commitment to providing quality products.

Talent Development in Product Research and Development

The company hired food science, nutrition and technology professional, herbal science professional and biotech professional as our product specialists to involve in developing new product research and development. Such development will require clinical studies, market research and testing of physical products for overall effectiveness, and comply with the Ministry of Health Malaysia & JAKIM Halal standards. Currently, the company is undergoing research on the benefit of functional foods enhancing our human body immune system, eye health, skin health, anticancer, brain development and skin regeneration.

Currently, we are fulfilling last year future plan as in Talent Development, product research and development, and providing Original Equipment Manufacturer (OEM) and Original Design Manufacturer (ODM) services into functional food and beauty product of which is currently under research and development with Malaysia biotech and research professionals. Our professionals manage from custom formulation of scientifically-proven and naturally-effective, sourcing raw materials, production, quality control, stability and safety test, clinical testing by third-party labs, packaging and shipping including import and export, all licenses needed so customer can concentrate on what they should do. In 2020, with our experience and expertise, we have successfully expanded our client base in OEM/ODM services and gained a better brand awareness in the industry.

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

4

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

D'Swiss®
true beauty starts here
D'Swiss
TRIPLE SC
15 Sachets (10g) Total Weight
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

DSwiss BioSpec

DSwiss BioSpec is a medical eye-wear which provides health benefits to our eyes.

(1) Frame

The main components of the DSwiss BioSpec frame are Negative Ions, Far Infra Ray, Nano Silver, and Germanium.

●	Negative Ions are known as "air vitamins", which can release negative ions and facilitate blood oxygen transport, absorption and utilization, which can effectively increase the oxygen content in the blood, help regulate blood pressure and eliminate static electricity.

●	Far Infra Ray can promote blood circulation, strengthen metabolism and activate cells.

●	NanoSilver has antibacterial and anti-inflammatory properties, hence it can effectively kill 650 kinds of bacteria.

●	Germanium is beneficial to anti-cancer, anti-aging and anti-oxidation.

(2) Lens

The main components of DSwiss BioSpec lenses are UV 400 filters, Anti-blue Light, and Far Infrared.

●	UV 400 Filter blocks for UVA & UVB shorter than 400 nm and 99.9% UVA and UVB protections.

●	Anti-blue Light is a yellow-adjusting filter that reduces harmful blue light to the eyes.

●	Far Infra Ray can promote blood circulation, strengthen metabolism, and activate cells.

Major Features:

●	Patented production

●	Better micro blood circulation

●	Antibacterial and anti-inflammatory

●	Durable and safe

●	Economical and practical

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

D'Swiss®
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

Turnkey Private Label OEM/ODM Services

As we have thorough understanding of the market, paired with sound technical expertise, this enables us to develop innovative products and solutions at a defined quality level, tailored to the multifaceted needs of our clients in the areas of functional food, skincare and personal care products. With our well-established processes, many years of experience and complimentary nutrition/technical consultation, our clients benefit from the best possible delivery times and a high service quality.

Category		Successfully developed OEM products and the associated benefits

Functional Food	●	Liver health supplement to support liver health and the body’s vital detoxification processes
	●	Blood glucose control supplement to support healthy blood sugar balance and energy metabolism
	●	Weight loss supplement to help body shaping by focusing on the reduction of body fat percentage
	●	Probiotics to help reestablish protective probiotic gastrointestinal and vaginal microflora and to support immune health.
	●	Hair growth supplement to support hair wellness from the inside out.
	●	Local herbs supplement to help support the healthy uric acid balance in body.
	●	Meal replacement to improve overall skin health.
	●	Supplement that improves bone and joint health.
	●	Eye supplement that promotes health vision and brain health.
	●	Brain supplement that supports optimal cognitive function and immunity.
	●	Supplement that promotes healthy detoxification.
	●	Supplement that supports skin rejuvenation.
	●	Functional Omega oil blend that supports healthy cardiovascular functions
	●	Calcium and magnesium supplements that support relaxation and nerve health
	●	Iron supplement that supports healthy iron levels in body
	●	Antioxidant juice beverage enriched with polyphenols for overall wellness

Functional Food (Combination of traditional Chinese medicine concepts and modern science)	●	Heart health supplement that helps maintain optimum heart health and smooth blood circulation for lower risk of developing coronary heart diseases.
	●	Meal replacement that improves overall gut health and reduces the unfavorable bloating and acid reflux.

Skincare	●	Quintuple action serum developed with multi-size hyaluronic acids to support skin hydration and lifting
	●	Amino-acid based facial cleanser that supports gentle and thorough face cleansing

Personal Care	●	Hair shampoo and conditioner that serve 5R functions: Repair, Refresh, Restore, Reinforce and Revitalize
	●	Plant oils blend mouthwash developed based on the ancient oil pulling ayurvedic therapy

DNA Microarray Genotyping	●	Utilization of Asian Screening Array to yield better results and analyzing over 550 different genes, providing a comprehensive insight about nutrient needs, drug sensitivity, health risk, carrier status and many more is provided with more than 500k markers tested, over 100 alleles compared and above 300 actions suggested.

Trademark

The Company owned several trademark registers under its subsidiaries in respective jurisdiction of which the subsidiary is operates.

●	Cambodia
●	Malaysia
●	Singapore
●	China
●	Hong Kong
●	India
●	Myanmar
●	Vietnam
●	EUIPO

Future Plan

Marketing Campaign and Publicity Enhancement

The Company is actively seeking opportunity to increase the market share of beauty and health industry locally and overseas, which requires continuous spending on marketing campaign primarily via social media and other online e-commerce partners which already in place currently to ensure the company product exposure and brand awareness.

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

3.	Providing the complete provider solution in biotechnology, nutraceutical, skincare for turnkey private label manufacturing services

Human Resources and Talent Development

Taking into consideration of the aforementioned development, the company is well aware that with existing manpower is far from sufficient to the materialization of future plan, thus spending on human resources and talent development is inevitable, including but not limited to internal admin and operation, sales and marketing, accounting and finance as well as top management. Besides, we would like to invest in the pet supplement innovation and development and explore new business opportunities in the growing pet supplement industry.

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

Marketing

We recognise the growing trend of social media and because of that, the management had decided to place a higher priority on social media for our marketing strategy. Coupled with the extensive networks we had built since our inception, the nature of our job has become easier and efficient to reach out to our clients. But, perhaps the most imperative to our success is the ability to connect with our customers and receive their feedback directly. From the feedback we received, we can understand our customer’s demands better and make further improvements. As a result, our customers’ base has been growing exponentially and resulted in a robust brand image of our company.

Competition

The beauty and healthcare industry are highly competitive, we might be in disadvantage competing with competitor who greater reserve or access to capital than we do to carry out production output and marketing efforts. We hope to maintain our competitive advantage by utilizing the experience, knowledge, and expertise of our current staff as well as offering exemplary our customer service.

Customers

For the year ended December 31, 2021, the Company has generated $1,958,655 revenue from clients under the ordinary course of business of the Company. The revenue mainly represented OEM/ODM sales of Nutraceutical / Skincare and Medical Consumable Supplies to clients.

Employees

As of December 31, 2021, the Company has nine (9) full time employees including Mr. Leong Ming Chia who is our Chief Executive Officer, director, secretary and treasurer that works full time.

Currently, Our CEO all have the flexibility to work on our business up to 60 hours per week, but are prepared to devote more time if necessary.

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

ITEM 2. PROPERTIES

Our principal executive office is located at Unit 18-11, 18-12 & 18-01, Tower A, Vertical Business Suite, Avenue 3, Bangsar South, No. 8, Jalan Kerinchi, 59200, Kuala Lumpur, Malaysia. This location has been rented by DSwiss Sdn Bhd for a 24-month period from January 1, 2022 to December 31, 2023, for an initial deposit of MYR 67,200 and additional monthly payments in the amount of MYR 16,800 over the course of the lease. The office lease ended on December 31, 2023.

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

As of December 31, 2021, the Company has an outstanding loan to be settle for aforementioned acquisition of motor vehicle of MYR145,784 (approximately $34,935), of which MYR 41,676 (approximately $9,987) to be settled in 12 instalments in year 2022 and MYR104,108 (approximately $24,948) to be settled in 30 instalments after year 2022.

In December 2021, the Company had obtained another loan financing in the principal amount of MYR180,000 (approximately $43,134) from Public Bank Berhad, a financial institution in Malaysia, to finance the acquisition of a motor vehicle. The loan bears interest at the base lending rate less 2.04% per annum, is payable in 60 monthly instalments of MYR3,306 (approximately $792) each and matures in December 2026.

As of December 31, 2021, the Company has an outstanding loan to be settle for aforementioned acquisition of motor vehicle of MYR195,054 (approximately $46,741), of which MYR39,672 (approximately $9,507) to be settled in 12 instalments in year 2022 and MYR155,382 (approximately $37,235) to be settled in 47 instalments after year 2022.

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

Fiscal Year 2021	Highest Bid	Lowest Bid
First Quarter	$55.00	$8.21
Second Quarter	$14.96	$3.29
Third Quarter	$10.99	$1.52
Fourth Quarter	$6.95	$0.12

Holders

As of December 31, 2021, we had 206,904,585 shares of our Common Stock par value, $.0001 issued and outstanding. There were 419 beneficial owners of our Common Stock.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2021.

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

Our Company is a beauty supply company formed with the goal of supplying high quality beauty products directly to our clients. Our beauty supplies include, but are not limited to, beverages to assist in burning and reducing fat, anti-aging creams, and products designed to improve the overall health and physical appearance of our clients. Currently we supply our products in Malaysia, Singapore, Indonesia, Hong Kong and China. However, we have intentions to expand to Myanmar, Macau, Vietnam and Cambodia, and subsequent to that we will make efforts to expand throughout the world a premier biotech-nutraceutical company, supplying high-quality health and beauty products, including beverages to assist in weight management, anti-aging creams, and products designed to improve the overall health system in our body.

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

Results of Operations

Business Performance

The COVID-19 pandemic has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures, such as restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. The COVID-19 pandemic has at times significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. The COVID-19 pandemic and the measures taken by many countries in response have affected and could in the future materially impact the Company’s business, results of operations and financial condition, as well as the price of the Company’s stock.

The extent of the continuing impact of the COVID-19 pandemic on the Company’s operational and financial performance is uncertain and will depend on many factors outside the Company’s control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products.

Despite COVID-19 pandemic posted challenging restrictions on travel and business operations, the Company has responded positively to the crisis, with selling medical consumables products such as Surgical Gowns, 3-ply Face Masks, N95 Masks, Surgical Gloves, Protective Goggles, Disposable Bedsheet and Stretcher Cover for the needs of for frontline response workers and other customers.

Consolidated revenues for the year ended December 31, 2021 increased 45.33% or $610,937 as compared to 2020. The revenue mainly represented OEM/ODM sales of Nutraceutical / Skincare and Medical Consumable Supplies to the customers. We contribute our increase in revenue towards the success in local and oversea marketing effort.

On an overall basis, demand for the Company’s products and services increased in 2021 as compared to 2020, and together with the Company’s continued investments in sales growth initiatives. As the conditions related to the pandemic improved in many geographies in 2021 compared to 2020, the Company generally experienced increased demand in the end-markets it serves. Improving pandemic conditions continued to generate strong demand for biotech-nutraceutical and health-care products in the Company’s health and beauty product segment. Geographically, the year-over-year sales growth during 2021 were driven by Malaysia segment.

Revenues for the year ended December 31, 2021 and 2020

The Company generated revenue of $1,958,655 and $1,347,718 for the year ended December 31, 2021, and 2020 respectively. Revenue has increased by $610,937 which is a 45.33% increase comparatively. The revenue mainly represented OEM/ODM sales of Nutraceutical / Skincare and Medical Consumable Supplies to the customers  . We contribute our increase in revenue towards the success in local and oversea marketing effort.

Cost of Revenue and Gross Margin

Cost of revenue for the Company year ended December 31, 2021, amounted to $1,459,531 as compared to $980,243 for the year ended December 31, 2020. Increase of $479,288 in cost of revenue was contributed by increasing packing material cost and product purchase price. As a result, the gross profit has increased from $367,475 for the year ended December 31, 2020 to $499,124 for the year ended December 31, 2021, while the gross margin of the Company decreased from 27.27% in year ended December 31, 2020 to 25.48% in year ended December 31, 2021, which is a net decrease of 1.78%.

Operating Expenses

Selling, general and administrative expenses for the year ended December 31, 2021 and 2020 amounted to $308,686 and $287,995 respectively, the increase of $20,691 which is 7.18% higher comparatively which was contributed by the increase of group operations.

Operating expenses for the year ended December 31, 2021 and 2020 amounted to $1,464 and $1,216 respectively, the increase of $248 which is 20.39% higher comparatively, such increase was associated with the higher bank charges and amortization of intellectual property.

Other Income

The Company recorded an amount of $8,390 and $104,976 as other income for the year ended December 31, 2021 and 2020 respectively. This income is derived from the interest income earned and exchange gain.

Net Profit/Loss and Net Profit/Loss Margin

The net profit for the year was $150,278 for the year ended December 31, 2021. The net profit for the year was $30,045 for the year ended December 31, 2020. The increase in net profit of $120,233 which is a 400.18% higher comparatively due to higher contribution on revenue and stringent cost control. Taking into the profit for the year ended December 31, 2021, the accumulated loss for the Company has decreased from $1,483,170 to $1,309,711.

Liquidity and Capital Resources

As of December 31, 2021, we had working capital deficit of $10,674 consisting of cash and cash equivalent of $234,546 as compared to working capital deficit of $142,357 and our cash and cash equivalent of $158,004 as of December 31, 2020.

Net cash generated from operating activities for the year ended December 31, 2021 was $251,691 as compared to net cash generated from operating activities of $58,913 for the year ended December 31, 2020. The cash generated from operating activities are mainly derived from higher operating profit.

Net cash used in investing activity for the year ended December 31, 2021 was $62,075 as compared to net cash used in investing activity for the year ended, 2020 were $2,045. The cash used in investing activities are mainly for purchase of plant and equipment.

Net cash used in financing activities for the year ended December 31, 2021 was $78,951 as compared to net cash provided by financing activities $105,143 for the year ended December 31, 2020. The net cash used in financing activities in year 2021 was the repayment to a director of Company, while the net cash provided by financing activities in year 2020 was the advances from a director of Company.

The revenues generated from our current business operations alone was sufficient to fund our operations or planned growth. However, we will consider acquiring additional funding to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

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

Shipping and handling fees are expensed as incurred for the year ended December 31, 2021 were $2,876 while for the year ended December 31, 2020 were $3,956.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the year ended December 31, 2021.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended December 31, 2021 and year ended December 31, 2020. The Company and its subsidiary are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiaries and VIEs in Malaysia, Hong Kong and China maintains their books and record in their local currency, Ringgits Malaysia (“MYR”), Hong Kong Dollars (“HK$”) and Chinese Renminbi (“RMB”) respectively, which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from MYR into US$1, HK$ into US$1 and RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2021	2020

Year-end MYR : US$1 exchange rate	4.17	4.02
Year-average MYR : US$1 exchange rate	4.13	4.08
Year-end HK$ : US$1 exchange rate	7.80	7.75
Year-average HK$ : US$1 exchange rate	7.78	7.75
Year-end RMB : US$1 exchange rate	6.46	6.54
Year-average RMB : US$1 exchange rate	6.45	6.90

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2021.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2021.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Leong Ming Chia	39	Chief Executive Officer, President, Secretary, Treasurer, Director
Wong Sui Ting	49	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the period December 31, 2021, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leong Ming Chia, Chief Executive Officer, President, Secretary, Treasurer, Director (1)	For the year ended December 31, 2021	29,024	12,093	-	-	-	-	15,836	56,953
	For the year ended December 31, 2020	28,648	-	-	-	-	-	-	28,648

Wong Sui Ting, Director (2)	For the year ended December 31, 2021	-	-	-	-	-	-	-	-
	For the year ended December 31, 2020	-	-	-	-	-	-	-	-

(1)	On September 8, 2015 Leong Ming Chia was appointed Chief Executive Officer, President and a member of our Board of Directors. On May 31, 2017, upon the resignation of Chua Lee Yee from the position of Chief Financial Officer, Treasurer, Secretary and Director, Leong Ming Chia replaced Chua Lee Yee as the Chief Financial Officer, Treasurer and Secretary of the company.
(2)	On May 31, 2015 Wong Sui Ting was appointed as a member of our Board of Director.

Narrative Disclosure to Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2021.

Name and Principal Position	Period	Fee ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leong Ming Chia, Chief Executive Officer, President, Secretary, Treasurer, Director (1)	For the year ended December 31, 2021	29,024	12,093	-	-	-	-	15,836	56,953
	For the year ended December 31, 2020	25,480	-	-	-	-	-	-	25,480
	For the year ended December 31, 2019		-	-	-	-	-	-	17,805

Wong Sui Ting, Director (2)	For the year ended December 31, 2021	-	-	-	-	-	-	-	-
	For the year ended December 31, 2020	-	-	-	-	-	-	-	-
	For the year ended December 31, 2019	-	-	-	-	-	-	-	-

(1)	On September 8, 2015 Leong Ming Chia was appointed Chief Executive Officer, President and a member of our Board of Directors. On May 31, 2017, upon the resignation of Chua Lee Yee from the position of Chief Financial Officer, Treasurer, Secretary and Director, Leong Ming Chia replaced Chua Lee Yee as the Chief Financial Officer, Treasurer and Secretary of the company.
(2)	On May 31, 2015 Wong Sui Ting was appointed as a member of our Board of Director.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Presently only Leong Ming Chia receives fee for his service as a member of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2021, the Company has 206,904,585 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2021 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name of beneficial owner(i)	Shares of Common Stock Beneficially Owned	Percent of Class

Common Stock	Leong Ming Chia (i), (ii), (iii)	62,906,493	30.40%

Common Stock	Wong Sui Ting (ii)	50,000	0.02%

	All of the officers and directors as a group (iv)	62,956,493	30.42%

5% Shareholders
Common Stock	Greenpro Venture Capital Limited (i)	15,159,157	7.33%
Common Stock	Hew Yuen Foong (i)	33,000,000	15.95%
Common Stock	Teo Jen Jiang (i)	44,000,000	21.27%
Common Stock	Siow Kock Yong (i)	33,000,000	15.95%

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

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (206,904,585 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Based on the total issued and outstanding shares of 206,904,585 as of the date of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

For the years ended December 31, 2021 and December 31, 2020, the Company has the following transactions with related party:

	For the year ended December 31, 2021 (Audited)	For the year ended December 31, 2020 (Audited)
Professional Fees:
- Related party A	$13,279	$15,700

Sales
- Related party B	$374,555	$-
- Related party C	13,124	-
- Related party D	11,607	-

Total	$412,565	$15,700

The related party A is a wholly owned subsidiary of a 7.33% shareholder of the Company.

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

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Audit fees	$16,000	$14,000
Audit related fees	7,500	11,979
Tax fees	-	-
All other fees	-	-
Total	$23,500	$25,979

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

Date: March 31, 2022

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

The Board of Directors and Stockholders of DSwiss, Inc.

Unit 18-11, 18-12 & 18-01, Tower A,

Vertical Business Suite, Avenue 3, Bangsar South,

No. 8, Jalan Kerinchi, 59200, Kuala Lumpur,

Malaysia

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DSwiss, Inc. (“the Company”) as of December 31, 2020 and December 31, 2021 and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended of December 31, 2020 and December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 31, 2021, and the results of its operations and its cash flows for the year ended of December 31, 2020 and December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, as at December 31, 2021 the Company has suffered an accumulated deficit of $1,309,711. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT (PCAOB: 6723)
We have served as the Company’s auditor since 2020.

Kuala Lumpur, Malaysia
Date: March 31, 2022

DSWISS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021, and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$234,546	$158,004
Accounts receivable	2,053	9,146
Other receivables, prepaid expenses, and deposit	53,693	33,604
Tax recoverable	814	434
Inventories	17,131	37,995

Total current assets	308,237	239,183

NON-CURRENT ASSETS
Property and equipment, net	92,970	51,953
Intangible assets, net	4,498	5,565
Operating lease right-of-use assets, net	92,606	47,653

Total non-current assets	190,074	105,171

TOTAL ASSETS	$498,311	$344,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,901	$1,213
Other payables and accrued liabilities	205,359	166,900
Finance lease liability	16,697	9,876
Amount due to a director	40,509	155,437
Operating lease liability	45,270	48,114
Current tax liabilities	175	-

Total current liabilities	318,911	381,540

NON-CURRENT LIABILITIES
Finance lease liability	58,055	32,318
Operating lease liability	47,336	-

Total non-current liabilities	105,391	32,318

TOTAL LIABILITIES	424,302	413,858

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,585 shares and 206,904,600 shares issued and outstanding as of December 31, 2021 and 2020 respectively	20,690	20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive losses	(32,985)	(28,177)
Accumulated deficit	(1,309,711)	(1,483,170)

TOTAL DSWISS, INC. STOCKHOLDERS’ EQUITY	73,420	(95,231)
NON-CONTROLLING INTEREST	589	25,727
TOTAL STOCKHOLDERS’ EQUITY	74,009	(69,504)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$498,311	$344,354

See accompanying notes to consolidated financial statements.

DSWISS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE PROFIT/(LOSS)

FOR YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended December 31, 2021	For the year ended December 31, 2020
REVENUE	$1,958,655	$1,347,718

COST OF REVENUE	(1,459,531)	(980,243)

GROSS PROFIT	499,124	367,475

OTHER INCOME	8,390	104,976

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(308,686)	(287,995)

OPERATING EXPENSES	(1,464)	(1,216)

FINANCE COST	(2,600)	(2,806)

LEASE EXPENSES	(44,486)	(45,312)

LOSS ON LIQUIDATION	-	(105,077)

PROFIT/(LOSS) BEFORE INCOME TAX	$150,278	$30,045

INCOME TAXES PROVISION	(176)	(2,865)

NET PROFIT/(LOSS)	150,102	27,180

Non-Controlling Interests	23,357	(19,505)
Other comprehensive profit/(loss):
- Foreign exchange adjustment profit/loss	(4,808)	6,387
COMPREHENSIVE PROFIT/(LOSS)	$168,651	$14,062

Net profit/(loss) per share- Basic and diluted	0.0008	0.0001

Weighted average number of common shares outstanding - Basic and diluted	$206,904,585	$206,904,600

See accompanying notes to consolidated financial statements.

DSWISS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE GAIN/(LOSS)	ACCUMULATED GAINS/(LOSSES)	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2020	206,904,600	20,690	1,395,426	(28,177)	(1,483,170)	25,727	(69,504)
Shares spinoff adjustment resulted from a stock distribution by a corporate shareholder	(15)
Foreign currency translation adjustment	-	-	-	(4,808)	-	(1,781)	(6,589)
Net gain	-	-	-	-	173,459	(23,357)	150,102
Balance as of December 31, 2021	206,904,585	20,690	1,395,426	(32,985)	(1,309,711)	589	74,009

See accompanying notes to consolidated financial statements

DSWISS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended December 31, 2021	For the year ended December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit/(loss) before tax	$150,278	$30,045
Adjustments to reconcile net loss to net cash generated from/(used in) operating activities:
Depreciation and amortization	65,382	62,579
Amortization for intangible assets	1,034	1,040
Unrealised gain	-	1,014
Write off accounts receivable	-	560
Written off fixed asset	-	441
Loss on liquidation	-	105,077
Changes in operating assets and liabilities:
Accounts receivable	6,848	(638)
Accounts payable	9,819	745
Inventories	19,764	(20,454)
Other payables and accrued liabilities	49,249	(175,208)
Prepaid expenses and deposits	(460)	96,002
Reduction in lease liability	(46,923)	(46,014)
Cash generated from operating activities	$254,991	$55,189
Taxation (paid)/refunded	(3,300)	3,724
Net cash generated from operating activities	$251,691	$58,913

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property and equipment	(62,075)	(2,045)
Net cash used in investing activity	$(62,075)	$(2,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from / (Repayment to) directors	(112,851)	113,378
Advance to related companies	(398)	-
Additional of finance lease	43,535	-
(Repayment) of finance lease	(9,237)	(8,235)
Net cash (used in) / provided by financing activities	$(78,951)	$105,143

Effect of exchange rate changes on cash and cash equivalents	(34,123)	(52,360)

Net change in cash and cash equivalents	76,542	109,651
Cash and cash equivalents, beginning of year	158,004	48,353

CASH AND CASH EQUIVALENTS, END OF YEAR	$234,546	$158,004
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid/(refunded)	$3,300	$(3,724)
Interest paid	$2,600	$2,806

See accompanying notes to consolidated financial statements.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Business Overview

DSwiss is a premier biotech-nutraceutical company, supplying high-quality health and beauty products, including beverages to assist in chronic illness prevention supplement, weight management supplement, anti-aging creams, and products designed to improve the overall health system in our bodies.

Since our establishment, our growth has been tremendous in Malaysia. From a mere selection of two (2) products, the company had expanded to twenty-three (23) products in 2021. With the strong leadership of our company’s Chief Executive Officer; Vincent Leong, our products are now consumed around the world, such as Malaysia, Singapore, Indonesia, Hong Kong, Taiwan, Macau, and China. To date, we had expanded across Asia regions through the support of our distributors and determined to expand our geographical presence to markets that we have yet to explore.

At DSwiss, research and development are an ongoing effort whose purpose is to ensure our products on the forefront of quality and effectiveness. Equipped with state-of-the-art manufacturing management skill, our innovative research and development team are constantly exploring new development and product lines and implementing the latest science and technology, that will enable us to create more evidence-based high value-added formulations and products and remain competitive in the industry. We conduct research and development based on our philosophy of “creating beauty, health and the ecology” to meet customers’ needs. In 2020, with the team’s enormous efforts on product research and development, DSwiss has also successfully delivered a wide range of novel OEM/ODM products that respond to our clients’ needs and create values for society as the developed OEM/ODM products have managed to improve the health status of the end consumers. DSwiss is actively embarking on its journey to continue excel in functional food industry and expand into health supplement and pet supplement industry.

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

As of December 31, 2021, the Company suffered an accumulated deficit of $1,309,711. The continuation of the Company as a going concern through December 31, 2021 is dependent upon improving the profitability and the continuing financial support from its major stockholders. Management believes the existing major shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

There is no assurance that the Company will able to maintain profitable in the future, which raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the year ended December 31, 2021.

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

The Company mainly derives its revenue from the sale of healthy food products. Generally, the Company recognizes revenue when OEM, Home brand and medical consumables products are sold and accepted by the customers and there are no continuing obligations to the customer.

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiaries and VIEs in Malaysia, Hong Kong and China maintains their books and record in their local currency, Ringgits Malaysia (“MYR”), Hong Kong Dollars (“HK$”) and Chinese Renminbi (“RMB”) respectively, which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from MYR into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2021	2020

Year-end MYR : US$1 exchange rate	4.17	4.02
Year-average MYR : US$1 exchange rate	4.13	4.08
Year-end HK$ : US$1 exchange rate	7.80	7.75
Year-average HK$ : US$1 exchange rate	7.78	7.75
Year-end RMB : US$1 exchange rate	6.46	6.54
Year-average RMB : US$1 exchange rate	6.45	6.90

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

5. STOCKHOLDERS’ EQUITY

As of December 31, 2021 and 2020, the Company had a total of 206,904,585 and 206,904,600 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. PROPERTY AND EQUIPMENT

	As of December 31,	As of December 31,
	2021	2020
Computer and software	$102,050	$96,508
Furniture and fittings	6,144	6,144
Office equipment	13,126	11,113
Motor vehicle	133,003	79,054
Total property and equipment	254,323	$192,819
Accumulated depreciation	(157,105)	(138,371)
Effect of translation exchange	(4,249)	(2,495)
Property and equipment, net	$92,970	$51,953

Depreciation expense for the year ended December 31, 2021 and December 31, 2020 were $18,734 and $18,651, respectively.

7. INTANGIBLE ASSETS

	As of December 31,	As of December 31,
	2021	2020
Trademarks	$12,077	$12,077
Amortization	(7,135)	(6,101)
Effect of translation exchange	(444)	(411)
Intangible assets, net	$4,498	$5,565

Amortization for the year ended December 31, 2021 and December 31, 2020 were $1,034 and $1,040, respectively.

8. OTHER ERECEIVABLES, REPAID EXPENSES AND DEPOSITS

	As of December 31,	As of December 31,
	2021	2020
Prepaid expenses	$977	$1,470
Deposits	52,716	32,134
Total other receivables, prepaid expenses and deposits	$53,693	$33,604

9. INVENTORIES

	As of December 31,	As of December 31,
	2021	2020
Finished goods, at cost	$17,131	$37,995
Total inventories	$17,131	$37,995

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31,	As of December 31,
	2021	2020
Other payables	$164,529	$123,408
Accrued audit fees	21,342	18,831
Accrued other expenses	14,136	20,911
Accrued professional fees	5,352	3,750
Total payables and accrued liabilities	$205,359	$166,900

11. FINANCE LEASE LIABILITIES

The Company purchased motor vehicles with finance lease. The first finance lease agreement commenced on July 31, 2018 with the effective interest rate of 3.62% per annum, due through June, 2025, with principal and interest payable monthly. The second finance lease agreement commenced on December 3, 2021 with the effective interest rate of 3.70% per annum, due through November, 2026, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of December 31,	As of December 31,
	2021	2020
Finance leases	$81,676	$46,490
Less: interest expense	(6,924)	(4,296)
Net present value of finance leases	74,752	42,194

Current portion	16,697	9,876
Non-current portion	58,055	32,318
Total	$74,752	$42,194

As of December 31, 2021, the maturities of the finance leases for each of the years are as follows:

2022	16,697
2023	17,359
2024	18,223
2025	13,917
2026	8,556
Total	$74,752

12. AMOUNT DUE TO A DIRECTOR

As of December 31, 2021, and December 31, 2020, the amount due to director of the Company are $40,509 and $155,437, respectively. The advance from a director of Company is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. INCOME TAXES

For the year ended December 31, 2021 and year ended December 31, 2020, the local (United States) and foreign components of profit/(loss) before income taxes were comprised of the following:

	For the year ended December 31, 2021	For the year ended December 31, 2020

Tax jurisdictions from:
- Local	$(43,429)	$(53,451)
- Foreign, representing
Seychelles	(1,427)	(1,593)
Hong Kong	(4,937)	(112,301)
Malaysia	200,071	90,757
PRC	-	106,633
Profit/(Loss) before income tax	$150,278	$30,045

The provision for income taxes consisted of the following:

	For the year ended December 31, 2021	For the year ended December 31, 2020

Current:
- Local	$-	$-
- Foreign	(176)	(2,865)

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$(176)	$(2,865)

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company for the period ended December 31, 2021 and 2020.

	For the year ended December 31, 2021	For the year ended December 31, 2020
Deferred tax assets:
Net operating loss carry forwards
-United States of America	$(90,085)	$(80,965)
-Seychelles	-	-
-Hong Kong	(103,480)	(102,665)
-Malaysia	(46,376)	(80,358)
-PRC	$-	$(26,214)
	(239,941)	(290,202)
Less: valuation allowance	$239,941	$290,202
Deferred tax assets	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Seychelles, Hong Kong, Malaysia, PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of 31 December, 2021, the operations in the United States of America incurred $428,978 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $90,085 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of December 31, 2021, the operations in the Hong Kong incurred $627,152 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $103,480 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

DSwiss Sdn Bhd and DSwiss Biotech Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 17% to 24% on its assessable income. As of December 31, 2021, the operations in the Malaysia incurred $272,799 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 17%. The Company has provided for a full valuation allowance of $46,376 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended December 31, 2021 and 2020, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year-end are presented as follows:

	For the year ended December 31
	2021	2020	2021	2020	2021	2020
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$1,176,280	$247,327	60%	18%	$87	$-
Customer B	$-	$553,704	-%	39%	$-	$-
Customer C	$374,555	$-	19%	-%	$122	$-
	$1,550,835	$801,031	79%	57%	$209	$-

(b) Major vendors

For the year ended December 31, 2021 and 2020, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year-end are presented as follows:

	For the year ended December 31
	2021	2020	2021	2020	2021	2020
	Purchases		Percentage of Purchases		Account Payable, Trade
Vendor A	$-	$129,759	-%	13%	$-	$-
Vendor B	$746,964	$209,458	51%	21%	$-	$-
Vendor C	$-	$151,715	-%	15%	$-	$-
Vendor D	$-	$-	-%	-%	$-	$-
Vendor E	$-	$107,807	-%	11	$-	$-
	$746,964	$598,739	51%	60%	$-	$-

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

The initial recognition of operating lease right and lease liability as follow:

As of December 31, 2021, operating lease right of use asset as follow:

	Year ended December 31,
	2021	2020
As of January 1,	$47,653	$136,308
Add: New Lease commenced on 1 January 2022	92,606	-
Accumulated amortization	(46,571)	(88,404)
Effect of translation exchange	(1,082)	(251)
Balance as of December 31	$92,606	$47,653

As of December 31, 2021, operating lease liability as follow:

Initial recognition as of January 1, 2020	$48,114
Add: New operating lease liability commenced on 1 January 2022	92,606
Less: gross repayment	980
Add: imputed interest	(48,341)
Effect of translation exchange	(753)
Balance as of December 31, 2021	$92,606
Less: lease liability current portion	45,270
Lease liability non-current portion	$47,336

For the year ended December 31, 2021 and 2020, the amortization of the operating lease right of use asset are $44,486 and $45,312 respectively.

	Year ended December 31,
	2021	2020
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$44,486	$45,312
Right-of-use assets obtained in exchange for operating lease liabilities	45,270	48,114
Remaining lease term for operating lease (years)	-	1
Weighted average discount rate for operating lease	4.47%	4.47%

For the year ended December 31, 2021 and 2020, lease expenses were $44,486 and $46,094 respectively.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. RELATED PARTY TRANSACTIONS

For the years ended December 31, 2021 and December 31, 2020, the Company has the following transactions with related party:

	For the year ended December 31, 2021 (Audited)	For the year ended December 31, 2020 (Audited)
Professional Fees:
- Related party A	$13,279	$15,700

Sales
- Related party B	$374,555	$-
- Related party C	13,124	-
- Related party D	11,607	-

Total	$412,565	$15,700

The related party A is a wholly owned subsidiary of a 7.33% shareholder of the Company.

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

17. SEGMENTED INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography*:

	For the period ended December 31, 2021
	Nevada	Seychelles	Hong Kong	Malaysia	Total

Revenues	$-	$-	$-	$1,958,655	$1,958,655
Cost of revenues	-	-	-	(1,459,531)	(1,459,531)
Depreciation and amortization	-	-	(1,037)	(63,395)	(19,946)
Net income (loss) before taxation	(43,429)	(1,427)	(4,937)	200,071	150,278

Total assets	$7,366	$6,475	$16,287	$468,183	$498,311

	For the period ended December 31, 2020
	Nevada	Seychelles	Hong Kong	Malaysia	China	Total

Revenues	$-	$-	$154,881	$1,192,837	$-	$1,347,718
Cost of revenues	-	-	(108,907)	(871,336)	-	(980,243)
Depreciation and amortization	-	-	(1,040)	(64,448)	(156)	(65,644)
Net income (loss) before taxation	(53,451)	(1,593)	5,712	90,757	(11,380)	30,045

Total assets	$7,459	$6,552	$13,784	$316,461	$98	$344,354

*	Revenues and costs are attributed to countries based on the location of customers.

18. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021 up through the date the Company issued the audited consolidated financial statements.

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

