Form 10-Q
period 2022-03-31
DSwiss Inc
filed 2022-05-13
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2022
Common Stock, $.0001 par value	206,904,585

1

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2022 and December 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2022	December 31, 2021
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$229,083	$234,546
Accounts receivable	112,864	2,053
Other receivables, prepaid expenses and deposit	21,914	53,693
Tax recoverable	2,746	814
Inventories	18,702	17,131
Total Current Assets	385,309	308,237

NON-CURRENT ASSETS
Plant and equipment, net	86,232	92,970
Intangible assets, net	4,222	4,498
Operating lease right -of-use, net	80,211	92,606
Total Non-Current Assets	170,665	190,074

TOTAL ASSETS	$555,974	$498,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$18,799	$10,901
Other payables and accrued liabilities	238,827	205,359
Finance lease liability	16,777	16,697
Amount due to a director	40,184	40,509
Operating lease liability	44,907	45,270
Current tax liabilities	173	175
Total Current Liabilities	359,667	318,911

NON- CURRENT LIABILITIES
Finance lease liability	53,440	58,055
Operating lease liability	35,304	47,336
Total non-current liabilities	88,744	105,391

TOTAL LIABILITIES	$448,411	$424,302

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,585 shares issued and outstanding as of March 31, 2022 and December 31, 2021 respectively	$20,690	$20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive losses	(33,682)	(32,985)
Accumulated deficit	(1,278,803)	(1,309,711)

TOTAL DSWISS, INC. STOCKHOLDERS’ EQUITY	$103,631	$73,420
NON-CONTROLLING INTEREST	3,932	589
TOTAL STOCKHOLDERS’ EQUITY	107,563	74,009

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$555,974	$498,311

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2022	2021
REVENUE	$447,637	$289,878

COST OF REVENUE	(332,375)	(173,079)

GROSS PROFIT	115,262	116,799

OTHER INCOME	4,684	1,963

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(72,339)	(70,911)

OPERATING EXPENSES	(440)	(178)

FINANCE COST	(2,029)	(459)

LEASE EXPENSES	(10,873)	(14,426)

OTHER OPERATING EXPENSES	-	-

PROFIT BEFORE INCOME TAX	34,265	32,788

TAXATION	-	-

NET PROFIT	$34,265	32,788
Non-Controlling Interest	(3,357)	(8,924)
Other comprehensive income/(loss):
- Foreign currency translation adjustment	(697)	302

Comprehensive profit	30,211	24,166

Net income per share- Basic and diluted	0.0001	0.0001

Weighted average number of common shares outstanding – Basic and diluted	206,904,585	206,904,600

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”))

(unaudited)

Three Months Ended March 31, 2022 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE (LOSS)	ACCUMULATED (DEFICIT)	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2021 (audited)	206,904,585	20,690	1,395,426	(32,985)	(1,309,711)	589	74,009
Foreign currency translation adjustment	-	-	-	(697)	-	(14)	(711)
Net profit	-	-	-	-	30,908	3,357	34,265
Balance as of March 31, 2022 (unaudited)	206,904,585	20,690	1,395,426	(33,682)	(1,278,803)	3,932	107,563

Three Months Ended March 31, 2021 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE (LOSS)	ACCUMULATED (DEFICIT)	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2020 (audited)	206,904,600	20,690	1,395,426	(28,177)	(1,483,170)	25,727	(69,504)
Foreign currency translation adjustment	-	-	-	302	-	(353)	(51)
Net loss	-	-	-	-	23,864	8,924	32,788
Balance as of March 31, 2021 (unaudited)	206,904,600	20,690	1,395,426	(27,875)	(1,459,306)	34,298	(36,767)

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	$34,265	$32,788
Adjustments to reconcile net profit to net cash used in/- operating activities:
Depreciation and amortization	18,374	20,793
Amortization for intangible assets	258	-
Changes in operating assets and liabilities:
Accounts payable	3,463	(790)
Accounts receivable	(110,828)	(80,655)
Other payables and accrued liabilities	62,652	8,839
Inventories	(1,709)	4,955
Other receivables, prepaid expenses and deposits	3,223	5,810
Reduction in lease liability	(11,652)	(11,828)
Cash used in operations	(1,954)	(20,088)
Tax paid	(2,121)	(107)

Net cash used in operating activities	(4,075)	(20,195)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	(1,495)	-
Net cash used in investing activity	(1,495)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from directors	-	416
Repayment of finance lease	(3,935)	(2,124)
Net cash used in financing activities	(3,935)	(1,708)

Effect of exchange rate changes on cash and cash equivalent	4,042	(8,673)

Net decrease in cash and cash equivalents	(5,463)	(30,576)
Cash and cash equivalents, beginning of period	234,546	158,004
CASH AND CASH EQUIVALENTS, END OF PERIOD	$229,083	$127,428
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$(2,751)	$(540)
Interest paid	$(442)	$(459)

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at March 31, 2022 and 2021 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2021. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2022 and 2021 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2021 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2021.

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

The Company, through its subsidiaries and its variable interest entities (“VIEs”), mainly supplies high quality beauty products. Details of the Company’s subsidiaries and associates:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	DSwiss Holding Limited	Seychelles, May 28, 2015	1 share of ordinary share of US$1 each	Investment holding	100%

2.	DSwiss (HK) Limited	Hong Kong,May 28, 2015	1 share of ordinary share of HK$1 each	Supply of beauty products	100%

3.	DSwiss Sdn Bhd	Malaysia, March 10, 2011	2 shares of ordinary share of RM 1 each	Supply of beauty products	100%

4.	DSwiss Biotech Sdn Bhd(1)	Malaysia, March 17, 2016	250,000 shares of ordinary share of RM 1 each	Supply of biotech products	40%

(1) Based on the contractual arrangements between the Company and other investors, the Company has the power to direct the relevant activities of these entities unilaterally, and hence the Company has control over these entities.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended March 31, 2022, the Company suffered an accumulated deficit of $1,278,803 and negative operating cash flow of $4,075. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

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

The Company mainly derives its revenue from the sale of healthy food products. Generally, the Company recognizes revenue when OEM, Home brand and medical consumables product are sold and accepted by the customers and there are no continuing obligations to the customer.

Cost of revenue

Cost of revenue includes the purchase cost of retail goods for re-sale to customers and packing materials (such as boxes). It excludes purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of distribution network in cost of revenues.

Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses. Shipping and handling fees are expensed as incurred for the three months ended March 31, 2022 were $29, while for the three months ended March 31, 2021 were $717.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the three months ended March 31, 2022.

Leases

Prior to November 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective November 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods (see Note 10).

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2022	2021

Period-end RM : US$1 exchange rate	4.21	4.14
Period-average RM : US$1 exchange rate	4.20	4.07
Period-end HK$ : US$1 exchange rate	7.83	7.76
Period-average HK$ : US$1 exchange rate	7.81	7.77

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2022, the Company operates in three reportable operating segment in Malaysia and Hong Kong.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. STOCKHOLDERS’ EQUITY

As of March 31, 2022, the Company had a total of 206,904,585 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

5. PLANT AND EQUIPMENT

	March 31, 2022	December 31, 2021
Computer and software	$103,545	$102,050
Furniture and fittings	6,144	6,144
Office equipment	13,126	13,126
Motor vehicle	133,003	133,003
Total plant and equipment	$255,818	$254,323
Accumulated depreciation	(164,606)	(157,105)
Effect of translation exchange	(4,980)	(4,248)
Plant and equipment, net	$86,232	$92,970

Depreciation expense for the three months ended March 31, 2022 and 2021 were $7,501 and $4,774 respectively.

6. INTANGIBLE ASSETS

	March 31, 2022	December 31, 2021
Trademarks	$12,077	$12,077
Amortization	(7,393)	(7,135)
Effect of translation exchange	(462)	(444)
Intangible assets, net	$4,222	$4,498

Amortization for the three months ended March 31, 2022 and March 31, 2021 were $258 and $0, respectively.

7. OTHER RECEIVABLES, PREPAID EXPENSES AND DEPOSITS

	March 31, 2022	December 31, 2021
Prepaid expenses	$1,388	$977
Deposits	20,526	52,716
Total prepaid expenses and deposits	$21,914	$53,693

8. INVENTORIES

	March 31, 2022	December 31, 2021
Finished goods, at cost	$18,702	$17,131
Total inventories	$18,702	$17,131

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	March 31, 2022	December 31, 2021
Other payables	$184,025	$164,529
Accrued audit fees	25,674	21,342
Accrued other expenses	17,735	14,136
Accrued professional fees	11,393	5,352
Total payables and accrued liabilities	$238,827	$205,359

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

	As of March 31,	As of December 31,
	2022	2021
Finance lease	$76,186	$81,676
Less: interest expense	(5,969)	(6,924)
Net present value of finance lease	70,217	74,752

Current portion	16,777	16,697
Non-current portion	53,440	58,055
Total	$70,217	$74,752

As of March 31, 2022 the maturities of the finance lease for each of the years are as follows:

2022	11,842
2023	17,306
2024	18,048
2025	13,777
2026	9,244
Total	$70,217

11. AMOUNT DUE TO A DIRECTOR

As of March 31, 2022 and December 31, 2021, a director of the Company advanced $40,184 and $40,509, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

12. INCOME TAXES

For the three months ended March 2022 and 2021, the local (United States) and foreign components of profit before income taxes were comprised of the following:

	For the three months ended March 31, 2022	For the three months ended March 31, 2021

Tax jurisdictions from:
- Local	$(8,742)	$(4,024)
- Foreign, representing
Seychelles	(453)	(1,500)
Hong Kong	(947)	(1,841)
Malaysia	44,407	40,153

Profit before income tax	$34,265	$32,788

The provision for income taxes consisted of the following:

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2022, the operations in the United States of America incurred $437,720 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $91,921 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of March 31, 2022, the operations in the Hong Kong incurred $628,099 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $103,636 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

DSwiss Sdn Bhd and DSwiss Biotech Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 17% to 24% on its assessable income. As of March 31, 2022, the operations in the Malaysia incurred $228,392 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 17%. The Company has provided for a full valuation allowance of $38,826 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

13. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended March 31, 2022 and 2021, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2022	2021	2022	2021	2022	2021
	Revenue		Percentage of revenue		Accounts receivable

Customer A	$-	$34,445	-%	12%	$-	$4,639
Customer B	$71,675	$173,379	16%	60%	$-	$75,962
Customer C	$101,959	$44,513	23%	15%	$50,852	$-
Customer D	$82,148	$100	18%	%	$-	$-
Customer E	$58,037	$-	13%	-%	$36,037	$-
	$313,819	$252,437	70%	87%	$86,619	80,601

(b) Major vendors

For three months ended March 31, 2022 and 2021, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2022	2021	2022	2021	2022	2021
	Purchase		Percentage of purchase		Accounts payable

Vendor A	$-	$16,915	-%	10%	$-	-
Vendor B	$104,929	$129,422	31%	77%	$-	-
Vendor C	$57,071	$-	17%	-%	$-	-
Vendor D	$72,290	$-	22%	-%	$6,568	-

	$234,290	$146,337	70%	87%	$6,568	-

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

As of January 1, 2022, the Company recognized approximately US$92,606, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of January 1, 2022, with discounted rate of 5.4% adopted from Public Bank Berhad’s base lending rate as a reference for discount rate.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The operating lease right and lease liability as follow:

As of March 31, 2022 and December 31, 2021, operating lease right of use asset as follow:

	As of March 31, 2022	As of December 31, 2021
As of beginning of the period/year	$92,606	$47,653
Add: New lease commenced on 1 January 2022	-	92,606
Accumulated amortization	(10,873)	(46,571)
Effect of translation exchange	(1,522)	(1,082)
Balance as of end of the period/year	$80,211	$92,606

As of March 31, 2022 and December 31, 2021, the amortization of the operating lease right of use asset are $10,873 and $44,486 respectively.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of March 31, 2022, operating lease liability as follow:

As of January 1, 2022	$92,606
Less: gross repayment	(12,002)
Add: imputed interest	1,129
Effect of translation exchange	(1,522)
Balance as of March 31, 2022	$80,211
Less: lease liability current portion	(44,907)
Lease liability non-current portion	$35,304

Maturities of operating lease obligation as follow:

Year ending
December 31, 2022	44,907
December 31, 2023	35,304
Total	$80,211

Other information:

	As of March 31, 2022	As of December 31, 2021
	(unaudited)	(audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$10,873	$44,486
Right-of-use assets obtained in exchange for operating lease liabilities	44,907	45,270
Remaining lease term for operating lease (years)	2	-
Weighted average discount rate for operating lease	5.4%	4.47%

As of March 31, 2022 and December 31, 2021, lease expenses were $10,873 and $44,486 respectively.

15. RELATED PARTY TRANSACTIONS

For the period ended March 31, 2022 the Company has the following transactions with related party:

	For the period ended March 31, 2022 (Unaudited)	For the period ended March 31, 2021 (Unaudited)
Professional Fees:
- Related party A	$1,500	$1,500

Sales
- Related party B	$101,959	$44,513
- Related party C	3,504	-
- Related party D	-	13,255

Total	$106,963	$59,268

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography*:

	For the period ended March 31, 2022
	Nevada	Seychelles	Hong Kong	Malaysia	Total

Revenues	$-	$-	$-	$447,637	$447,637
Cost of revenues	-	-	-	(332,375)	(332,375)
Depreciation and amortization	-	-	(258)	(18,116)	(18,374)
Net income before taxation	(8,742)	(453)	(947)	44,407	34,265

Total assets	$7,204	$6,397	$15,810	$526,563	$555,974

	For the period ended March 31, 2021
	Nevada	Seychelles	Hong Kong	Malaysia	Total

Revenues	$-	$-	$-	$289,878	$289,878
Cost of revenues	-	-	-	(173,079)	(173,079)
Depreciation and amortization	-	-	-	(20,793)	(20,793)
Net income before taxation	(4,024)	(1,500)	(1,841)	40,153	32,788

Total assets	$7,366	$6,552	$13,450	$335,466	$362,834

*	Revenues and costs are attributed to countries based on the location of customers.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2022 up through the date the Company issued the consolidated financial statements.

18. SIGNIFICANT EVENTS

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended March 31, 2022.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the Three Months Ended March 31, 2022 and March 31, 2021.

For the three months ended March 31, 2022 and 2021, we realized revenue in the amount of $447,637 and $289,878 respectively. Our gross profits for the three months ended March 31, 2022 and 2021 were $115,262 and $116,799 respectively, which is less than $1,537 for the three months ended March 31, 2021. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

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

Our net profit for the three months ended March 31, 2022 and 2021 were $34,265 and $32,788 respectively. We attribute this increase in profit due to decrease in operating expenses.

Liquidity and Capital Resources

For the three months ended March 31, 2022 and 2021, we had cash and cash equivalents of $229,083 and $127,428 respectively. We have positive operating cash flow and our working capital has been and will continue to be significant. As a result, we have increased our sales resulting an increase in our overall revenue. We need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was $4,075, compared to net cash used in operating activities was $20,195 in the prior period. The operating cash flow performance primarily reflects decrease in other payables and accrued liabilities to the prior period.

Investing Activities

For the three months ended March 31, 2022 and 2021, net cash used in investing activities were $1,495 and $0 respectively, reflecting the cost in purchase of plant and equipment.

Financing Activities

For the three months ended March 31, 2022 and 2021, net cash used in financing activities were $3,935 and $1,708 respectively resulted from the repayment of finance lease and advance from related parties.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of plant and equipment. There were $1,495 and $0 used to purchase the computer and software and office equipment for the three months periods ended March 31, 2022 and 2021 respectively.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2022.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 13, 2022

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

9