Form 10-Q
period 2022-06-30
DSwiss Inc
filed 2022-08-12
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2022
Common Stock, $.0001 par value	206,904,585

1

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2022 and December 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30,2022	December 31, 2021
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$238,156	$234,546
Accounts receivable	29,422	2,053
Other receivables, prepaid expenses and deposit	22,197	53,693
Tax recoverable	2,620	814
Inventories	11,723	17,131
Total Current Assets	304,118	308,237

NON-CURRENT ASSETS
Plant and equipment, net	79,628	92,970
Intangible assets, net	3,956	4,498
Operating lease right -of-use, net	66,031	92,606
Total Non-Current Assets	149,615	190,074

TOTAL ASSETS	$453,733	$498,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$34,649	$10,901
Other payables and accrued liabilities	167,441	205,359
Finance lease liability	16,183	16,697
Amount due to a director	38,338	40,509
Operating lease liability	43,425	45,270
Current tax liabilities	-	175
Total Current Liabilities	300,036	318,911

NON- CURRENT LIABILITIES
Finance lease liability	46,872	58,055
Operating lease liability	22,606	47,336
Total non-current liabilities	69,478	105,391

TOTAL LIABILITIES	$369,514	$424,302

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,585 shares issued and outstanding as of June 30, 2022 and December 31, 2021 respectively	$20,690	$20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive losses	(38,009)	(32,985)
Accumulated deficit	(1,289,659)	(1,309,711)

TOTAL DSWISS, INC. STOCKHOLDERS’ EQUITY	$88,448	$73,420
NON-CONTROLLING INTEREST	(4,229)	589
TOTAL STOCKHOLDERS’ EQUITY	84,219	74,009

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$453,733	$498,311

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
	$	$	$	$
REVENUE	739,595	258,044	1,187,232	547,922

COST OF REVENUE	(663,012)	(223,818)	(995,387)	(396,897)

GROSS PROFIT	76,583	34,226	191,845	151,025

OTHER INCOME	709	3,810	5,393	5,773

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(83,902)	(53,223)	(156,241)	(124,134)

OPERATING EXPENSES	(348)	(518)	(788)	(696)

FINANCE COST	(1,615)	(1,142)	(3,644)	(1,601)

LEASE EXPENSES	(10,564)	(6,791)	(21,437)	(21,217)

(LOSS)/PROFIT BEFORE INCOME TAX	(19,137)	(23,638)	15,128	9,150

TAXATION	-	-	-	-

NET (LOSS)/PROFIT	(19,137)	(23,638)	15,128	9,150
Non-Controlling Interest	8,281	12,974	4,924	4,050
Other comprehensive income/(loss)
- Foreign currency translation adjustment	(4,327)	524	(5,024)	826

TOTAL COMPREHENSIVE (LOSS)/INCOME	(15,183)	(10,140)	15,028	14,026

NET (LOSS)/INCOME PER SHARE – BASIC AND DILUTED	(0.00007)	(0.00005)	0.000007	0.00007

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	206,904,585	206,904,600	206,904,585	206,904,600

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”))

(unaudited)

Six Months Ended June 30, 2022 (Unaudited)

	COMMON STOCK
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	NON- CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2021 (audited)	206,904,585	20,690	1,395,426	(32,985)	(1,309,711)	589	74,009
Foreign currency translation adjustment	-	-	-	(5,024)	-	106	(4,918)
Net profit/(loss)	-	-	-	-	20,052	(4,924)	15,128
Balance as of June 30, 2022 (unaudited)	206,904,585	20,690	1,395,426	(38,009)	(1,289,659)	(4,229)	84,219

Six Months Ended June 30, 2021 (Unaudited)

	COMMON STOCK
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	NON- CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2020 (audited)	206,904,600	20,690	1,395,426	(28,177)	(1,483,170)	25,727	(69,504)
Foreign currency translation adjustment	-	-	-	826	-	(1,823)	(997)
Net profit/(loss)	-	-	-	-	13,200	(4,050)	9,150
Balance as of June 30, 2021 (unaudited)	206,904,600	20,690	1,395,426	(27,351)	(1,469,970)	19,854	(61,351)

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	$15,128	$9,150
Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation and amortization	37,129	32,591
Amortization for intangible assets	515	519
Changes in operating assets and liabilities:
Accounts payable	24,332	(707)
Accounts receivable	(27,479)	(50,165)
Other payables and accrued liabilities	(3,917)	(2,220)
Inventories	4,490	13,872
Other receivables, prepaid expenses and deposits	3,361	32,178
Lease liabilities	(21,612)	(23,088)
Right of use	761	-
Tax payable	340	-
Cash generated from operations	33,048	12,130
Tax paid	(494)	(202)
Reversal of deferred tax liabilities	(1,927)	-
Net cash generated from operating activities	30,627	11,928

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	(6,903)	(2,886)
Net cash used in investing activity	(6,903)	(2,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to directors	-	(1,674)
Advance from related parties	-	275
Repayment of finance lease	(7,690)	(4,148)
Net cash used in financing activities	(7,690)	(5,547)

Effect of exchange rate changes on cash and cash equivalent	(12,424)	1,835

Net increase in cash and cash equivalents	3,610	5,330
Cash and cash equivalents, beginning of period	234,546	158,004
CASH AND CASH EQUIVALENTS, END OF PERIOD	$238,156	$163,334
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$(494)	$(623)
Interest paid	$(433)	$446

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at June 30, 2022 and 2021 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2021. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2022 and 2021 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2021 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2021.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements for the period ended June 30, 2022, the Company has accumulated deficit of $1,289,659. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2022

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

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of plant, equipment and software are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Estimated useful lives
Computer and software	5 years
Furniture and fittings	5 years
Office equipment	10 years
Motor vehicle	5 years
Plant and machinery	10 years

Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trademarks in Malaysia and Hong Kong, which are amortized on a straight-line basis over a useful life of ten years.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the six months ended June 30, 2022.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2022

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2022	2021

Period-end RM : US$1 exchange rate	4.41	4.14
Period-average RM : US$1 exchange rate	4.29	4.07
Period-end HK$ : US$1 exchange rate	7.85	7.76
Period-average HK$ : US$1 exchange rate	7.83	7.77

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

FOR THE SIX MONTHS ENDED JUNE 30, 2022

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the six months ended June 30, 2022, the Company operates in three reportable operating segment in Malaysia and Hong Kong.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2022

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

4. STOCKHOLDERS’ EQUITY

As of June 30, 2022, the Company had a total of 206,904,585 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

5. PLANT AND EQUIPMENT

	June 30, 2022	December 31, 2021
Computer and software	$103,477	$102,050
Furniture and fittings	6,144	6,144
Office equipment	15,733	13,126
Motor vehicle	133,003	133,003
Plant and machinery	2,869	-
Total plant and equipment	$261,226	$254,323
Accumulated depreciation	(172,797)	(157,105)
Effect of translation exchange	(8,801)	(4,248)
Plant and equipment, net	$79,628	$92,970

Depreciation expense for the three months and six months ended June 30, 2022 were $8,191 and $15,692 respectively.

Depreciation expense for the three months and six months ended June 30, 2021 were $4,817 and $9,553 respectively.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. INTANGIBLE ASSETS

	June 30, 2022	December 31, 2021
Trademarks	$12,077	$12,077
Amortization	(7,650)	(7,135)
Effect of translation exchange	(471)	(444)
Intangible assets, net	$3,956	$4,498

Amortization for the three months and six months ended June 30, 2022 was $257 and $515 respectively.

Amortization for the three months and six months ended June 30, 2021 was $519 and $519 respectively.

7. OTHER RECEIVABLES, PREPAID EXPENSES AND DEPOSITS

	June 30, 2022	December 31, 2021
Prepaid expenses	$2,545	$977
Deposits	19,652	52,716
Total prepaid expenses and deposits	$22,197	$53,693

8. INVENTORIES

	June 30, 2022	December 31, 2021
Finished goods, at cost	$11,723	$17,131
Total inventories	$11,723	$17,131

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	June 30, 2022	December 31, 2021
Other payables	$137,013	$164,529
Accrued audit fees	15,906	21,342
Accrued other expenses	10,091	14,136
Accrued professional fees	4,431	5,352
Total payables and accrued liabilities	$167,441	$205,359

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

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

	As of June 30,	As of December 31,
	2022	2021
Finance lease	$68,074	$81,676
Less: interest expense	(5,019)	(6,924)
Net present value of finance lease	63,055	74,752

Current portion	16,183	16,697
Non-current portion	46,872	58,055
Total	$63,055	$74,752

As of June 30, 2022 the maturities of the finance lease for each of the years are as follows:

2022	7,363
2023	16,511
2024	17,219
2025	13,143
2026	8,819
Total	$63,055

11. AMOUNT DUE TO A DIRECTOR

As of June 30, 2022 and December 31, 2021, a director of the Company advanced $38,338 and $40,509, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose.

12. INCOME TAXES

For the six months ended June 2022 and 2021, the local (United States) and foreign components of profit before income taxes were comprised of the following:

	For the six months ended June 30, 2022	For the six months ended June 30, 2021

Tax jurisdictions from:
- Local	$(20,770)	$(17,845)
- Foreign, representing
Seychelles	(2,169)	(1,428)
Hong Kong	(2,064)	(2,779)
Malaysia	40,131	31,202

Profit before income tax	$15,128	$9,150

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The provision for income taxes consisted of the following:

	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2022, the operations in the United States of America incurred $449,749 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $94,447 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of June 30, 2022, the operations in the Hong Kong incurred $629,215 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $103,820 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

DSwiss Sdn Bhd and DSwiss Biotech Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 17% to 24% on its assessable income. As of June 30, 2022, the operations in the Malaysia incurred $232,667 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 17%. The Company has provided for a full valuation allowance of $39,553 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

13. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended June 30, 2022 and 2021, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2022	2021	2022	2021	2022	2021
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$-	$11,709	-%	5%	$-	-
Customer B	$346,253	$108,534	46%	42%	-	-
Customer C	$155,407	$91,714	21%	36%	$6,843	43,562
	$501,660	$211,957	67%	83%	$6,843	43,562

For six months ended June 30, 2022 and 2021, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2022	2021	2022	2021	2022	2021
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$-	$46,154	-%	8%	$-	$-
Customer B	$416,432	$281,913	35%	51%	$-	$-
Customer C	$255,238	$136,227	21%	25%	$6,843	$43,562
	$671,670	$464,294	56%	84%	$6,843	$43,562

(b) Major vendors

For three months ended June 30, 2022 and 2021, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2022	2021	2022	2021	2022	2021
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$-	$12,380	-%	6%	$-	$-
Vendor B	$304,423	$129,203	45%	58%	$-	$-
Vendor C	$88,841	$-	13%	-%	$26,426	$-
Vendor D	$131,131	$-	20%	-%	$-	$-
	$524,395	$141,583	78%	64%	$26,426	$-

For six months ended June 30, 2022 and 2021, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2022	2021	2022	2021	2022	2021
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$-	$29,295	-%	7%	$-	$-
Vendor B	$407,162	$258,625	41%	65%	$-	$-
Vendor C	$159,895	$3,833	16%	1%	$26,426	$-
Vendor D	$187,012	-	19%	-%	$-	$-
	$754,069	$318,425	76%	73%	$26,426	$-

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

FOR THE SIX MONTHS ENDED JUNE 30, 2022

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

The operating lease right and lease liability as follow:

As of June 30, 2022 and December 31, 2021, operating lease right of use asset as follow:

	As of June 30, 2022	As of December 31, 2021
As of beginning of the period/year	$92,606	$47,653
Add: New lease commenced on 1 January 2022	-	92,606
Accumulated amortization	(21,437)	(46,571)
Effect of translation exchange	(5,138)	(1,082)
Balance as of end of the period/year	$66,031	$92,606

As of June 30, 2022 and December 31, 2021, the amortization of the operating lease right of use asset are $21,437 and $44,486 respectively.

As of June 30, 2022, operating lease liability as follow:

As of January 1, 2022	$92,606
Less: gross repayment	(23,503)
Add: imputed interest	2,066
Effect of translation exchange	(5,138)
Balance as of June 30, 2022	$66,031
Less: lease liability current portion	(43,425)
Lease liability non-current portion	$22,606

Maturities of operating lease obligation as follow:

Year ending
December 31, 2022	43,425
December 31, 2023	22,606
Total	$66,031

Other information:

	As of June 30, 2022	As of December 31, 2021
	(unaudited)	(audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$21,437	$44,486
Right-of-use assets obtained in exchange for operating lease liabilities	43,425	45,270
Remaining lease term for operating lease (years)	2	-
Weighted average discount rate for operating lease	5.4%	4.47%

As of June 30, 2022 and December 31, 2021, lease expenses were $21,437 and $44,486 respectively.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

15. RELATED PARTY TRANSACTIONS

For the period ended June 30, 2022 the Company has the following transactions with related party:

	For the period ended June 30, 2022 (Unaudited)	For the period ended June 30, 2021 (Unaudited)
Professional Fees:
- Related party A	$3,000	$3,000

Sales
- Related party B	$255,239	$136,227
- Related party C	7,572	5,863
- Related party D	-	152

Total	$265,811	$145,242

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography*:

	For the period ended June 30, 2022
	Nevada	Seychelles	Hong Kong	Malaysia	Total

Revenues	$-	$-	$-	$1,187,232	$1,187,232
Cost of revenues	-	-	-	(995,387)	(995,387)
Depreciation and amortization	-	-	(515)	(37,129)	(37,644)
Net (loss)/profit before taxation	(20,770)	(2,169)	(2,064)	40,131	15,128

Total assets	$27,187	$7,055	$14,711	$404,780	$453,733

	For the period ended June 30, 2021
	Nevada	Seychelles	Hong Kong	Malaysia	Total

Revenues	$-	$-	$-	$547,922	$547,922
Cost of revenues	-	-	-	(396,897)	(396,897)
Depreciation and amortization	-	-	(519)	(32,591)	(33,110)
Net (loss)/profit before taxation	(17,845)	(1,428)	(2,779)	31,202	9,150

Total assets	$7,366	$6,475	$11,818	$293,775	$319,434

*	Revenues and costs are attributed to countries based on the location of customers.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022 up through the date the Company issued the consolidated financial statements.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended June 30, 2022.

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

Results of Operation

For the Three Months and Six Months Ended June 30, 2022 and June 30, 2021.

For the three and six months ended June 30, 2022, we realized revenue in the amount of $739,595 and $1,187,232, while for the three and six months ended June 30, 2021, we realized revenues in the amount of $258,044 and $547,922. Our gross profits for the three and six months ended June 30, 2022 were $76,583 and $191,845, which is more than $34,226 and $151,025 for the three and six months ended June 30, 2021.

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

Our net loss for three months ended June 30, 2022 was $19,137 and our net profit for six months ended June 30, 2021 was $15,128, while the net loss for three months ended June 30, 2021 was $23,638 and net profit for six months ended June 30, 2021 was $9,150. We attribute this increase in profit due to increase in product sales and market share.

The increases in general and administrative expenses are a result of advertising and compliance costs as a public company.

Liquidity and Capital Resources

For the six months ended June 30, 2022 and 2021, we had cash and cash equivalents of $238,156 and $163,334 respectively. We have positive operating cash flow and our working capital has been and will continue to be significant. As a result, we have increased our sales resulting an increase in our overall revenue. We need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the six months ended June 30, 2022 and 2021, net cash generated from operating activities was $30,627, compared to net cash generated from operating activities was $11,928 in the prior period. The operating cash flow performance primarily reflects increase in accounts payable, other payables and accrued liabilities to the prior period.

Investing Activities

For the six months ended June 30, 2022 and 2021, net cash used in investing activities were $6,903 and $2,886 respectively, reflecting the cost in purchase of plant and equipment.

Financing Activities

For the six months ended June 30, 2022 and 2021, net cash used in financing activities were $7,690 and $5,547 respectively resulted from the repayment of finance lease and advance from related parties.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of plant and equipment. There were $6,903 and $2,886 used to purchase the computer and software and office equipment for the three months periods ended June 30, 2022 and 2021 respectively.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2022.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 12, 2022

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

