Form 10-Q
period 2022-09-30
DSwiss Inc
filed 2022-11-14
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2022
Common Stock, $.0001 par value	206,904,585

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2022 (Unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6–F-18
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-6
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	7
ITEM 4.	CONTROLS AND PROCEDURES	7
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	8
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	8
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	8
ITEM 4	MINE SAFETY DISCLOSURES	8
ITEM 5	OTHER INFORMATION	8
ITEM 6	EXHIBITS	8
SIGNATURES		9

2

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2022 (Unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6-F-18

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2022	December 31, 2021
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$190,416	$234,546
Accounts receivable	49,801	2,053
Other receivables, prepaid expenses and deposit	23,830	53,693
Tax recoverable	708	814
Inventories	9,058	17,131
Total Current Assets	273,813	308,237

NON-CURRENT ASSETS
Plant and equipment, net	70,350	92,970
Intangible assets, net	3,698	4,498
Operating lease right -of-use, net	52,650	92,606
Total Non-Current Assets	126,698	190,074

TOTAL ASSETS	$400,511	$498,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$21,870	$10,901
Other payables and accrued liabilities	72,783	205,359
Finance lease liability	15,551	16,697
Amount due to a director	-	40,509
Operating lease liability	41,834	45,270
Current tax liabilities	-	175
Total Current Liabilities	152,038	318,911

NON- CURRENT LIABILITIES
Finance lease liability	40,600	58,055
Operating lease liability	10,816	47,336
Total non-current liabilities	51,416	105,391

TOTAL LIABILITIES	$203,454	$424,302

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,585 shares issued and outstanding as of September 30, 2022 and December 31, 2021 respectively	$20,690	$20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive losses	(48,439)	(32,985)
Accumulated deficit	(1,161,747)	(1,309,711)

TOTAL DSWISS, INC. STOCKHOLDERS’ EQUITY	$205,930	$73,420
NON-CONTROLLING INTEREST	(8,873)	589
TOTAL STOCKHOLDERS’ EQUITY	197,057	74,009

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$400,511	$498,311

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
	$	$	$	$
REVENUE	426,591	729,180	1,613,823	1,277,102

COST OF REVENUE	(193,969)	(573,129)	(1,189,356)	(970,026)

GROSS PROFIT	232,622	156,051	424,467	307,076

OTHER INCOME	-	884	3,410	6,657

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(97,457)	(70,361)	(251,716)	(194,495)

OPERATING EXPENSES	(257)	1	(1,045)	(695)

FINANCE COST	(1,377)	(554)	(5,021)	(2,155)

LEASE EXPENSES	(10,381)	(11,190)	(31,818)	(32,407)

PROFIT BEFORE INCOME TAX	123,150	74,831	138,277	83,981

TAXATION	(349)	2,864	(349)	2,864

NET PROFIT	122,801	77,695	137,928	86,845
Non-Controlling Interest	5,112	9,184	10,036	13,234
Other comprehensive income/(loss)
- Foreign currency translation adjustment	(10,430)	(2,764)	(15,454)	(1,938)

TOTAL COMPREHENSIVE INCOME	117,483	84,115	132,510	98,141

NET INCOME PER SHARE – BASIC AND DILUTED	0.0006	0.0004	0.0006	0.0004

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	206,904,585	206,904,600	206,904,585	206,904,600

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Nine Months Ended September 30, 2022 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2021 (audited)	206,904,585	20,690	1,395,426	(32,985)	(1,309,711)	589	74,009
Foreign currency translation adjustment	-	-	-	(15,454)	-	574	(14,880)
Net profit/(loss)	-	-	-	-	147,964	(10,036)	137,928
Balance as of September 30, 2022 (unaudited)	206,904,585	20,690	1,395,426	(48,439)	(1,161,747)	(8,873)	197,057

Nine Months Ended September 30, 2021 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2020 (audited)	206,904,600	20,690	1,395,426	(28,177)	(1,483,170)	25,727	(69,504)
Foreign currency translation adjustment	-	-	-	(1,938)	-	(1,868)	(3,806)
Net profit/(loss)	-	-	-	-	100,079	(13,234)	86,845
Balance as of September 30, 2021 (unaudited)	206,904,600	20,690	1,395,426	(30,115)	(1,383,091)	10,625	13,535

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	$137,928	$86,845
Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation and amortization	54,674	48,469
Amortization for intangible assets	772	518
Changes in operating assets and liabilities:
Accounts payable	12,064	33,949
Accounts receivable	(47,955)	(134,594)
Other payables and accrued liabilities	(115,925)	161,819
Inventories	6,352	7,777
Other receivables, prepaid expenses and deposits	24,469	3,413
Lease liabilities	(29,930)	(34,537)
Amount due to director	(36,439)	(108,233)
Cash generated from operations	6,010	65,426
Tax refund	-	(2,690)
Tax paid	(142)	(297)
Net cash generated from operating activities	5,868	62,439

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	(8,220)	(4,399)
Net cash used in investing activity	(8,220)	(4,399)

CASH FLOWS FROM FINANCING ACTIVITY:
Repayment of finance lease	(11,091)	(6,208)
Net cash used in financing activity	(11,091)	(6,208)

Effect of exchange rate changes on cash and cash equivalent	(30,687)	(14,804)

Net (decrease)/increase in cash and cash equivalents	(44,130)	37,028
Cash and cash equivalents, beginning of period	234,546	158,004
CASH AND CASH EQUIVALENTS, END OF PERIOD	$190,416	$195,032
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$(142)	$297
Interest paid	$(425)	$2,155

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at September 30, 2022 and 2021 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2021. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2022 and 2021 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2021 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2021.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements for the period ended September 30, 2022, the Company has accumulated deficit of $1,161,747. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the nine months ended September 30, 2022.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2022	2021

Period-end RM : US$1 exchange rate	4.64	4.19
Period-average RM : US$1 exchange rate	4.36	4.12
Period-end HK$ : US$1 exchange rate	7.85	7.79
Period-average HK$ : US$1 exchange rate	7.84	7.77

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the nine months ended September 30, 2022, the Company operates in four reportable operating segment in Malaysia and Hong Kong.

Recent accounting pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company is currently evaluating the impact ASU 2019-05 may have on its consolidated financial statements.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. STOCKHOLDERS’ EQUITY

As of September 30, 2022, the Company had a total of 206,904,585 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

5. PLANT AND EQUIPMENT

	September 30, 2022	December 31, 2021
Computer and software	$103,406	$102,050
Furniture and fittings	6,144	6,144
Office equipment	17,263	13,126
Motor vehicle	133,003	133,003
Plant and machinery	2,727	-
Total plant and equipment	$262,543	$254,323
Accumulated depreciation	(179,961)	(157,105)
Effect of translation exchange	(12,232)	(4,248)
Plant and equipment, net	$70,350	$92,970

Depreciation expense for the three months and nine months ended September 30, 2022 were $7,164 and $22,856 respectively.

Depreciation expense for the three months and nine months ended September 30, 2021 were $4,715 and $14,100 respectively.

6. INTANGIBLE ASSETS

	September 30, 2022	December 31, 2021
Trademarks	$12,077	$12,077
Amortization	(7,907)	(7,135)
Effect of translation exchange	(472)	(444)
Intangible assets, net	$3,698	$4,498

Amortization for the three months and nine months ended September 30, 2022 was $257 and $772 respectively.

Amortization for the three months and nine months ended September 30, 2021 was $0 and $518 respectively.

7. OTHER RECEIVABLES, PREPAID EXPENSES AND DEPOSITS

	September 30, 2022	December 31, 2021
Prepaid expenses	$1,907	$977
Deposits	21,923	52,716
Total prepaid expenses and deposits	$23,830	$53,693

8. INVENTORIES

	September 30, 2022	December 31, 2021
Finished goods, at cost	$9,058	$17,131
Total inventories	$9,058	$17,131

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	September 30, 2022	December 31, 2021
Other payables	$40,046	$164,529
Accrued audit fees	15,250	21,342
Accrued other expenses	9,419	14,136
Accrued professional fees	8,068	5,352
Total payables and accrued liabilities	$72,783	$205,359

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

	As of	As of
	September 30, 2022	December 31, 2021
Finance lease	$60,320	$81,676
Less: interest expense	(4,169)	(6,924)
Net present value of finance lease	56,151	74,752

Current portion	15,551	16,697
Non-current portion	40,600	58,055
Total	$56,151	$74,752

As of September 30, 2022 the maturities of the finance lease for each of the years are as follows:

2022	3,825
2023	15,719
2024	16,392
2025	12,519
2026	7,696
Total	$56,151

11. AMOUNT DUE TO A DIRECTOR

As of September 30, 2022 and December 31, 2021, a director of the Company advanced $0 and $40,509, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose.

12. INCOME TAXES

For the nine months ended September 2022 and 2021, the local (United States) and foreign components of profit before income taxes were comprised of the following:

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021

Tax jurisdictions from:
- Local	$(30,867)	$(25,073)
- Foreign, representing
Seychelles	(2,543)	(1,427)
Hong Kong	(3,055)	(4,567)
Malaysia	174,742	115,048

Profit before income tax	$138,277	$83,981

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The provision for income taxes consisted of the following:

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Current:
- Local	$-	$-
- Foreign	349	2,864

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$349	$2,864

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2022, the operations in the United States of America incurred $459,845 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $96,567 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of September 30, 2022, the operations in the Hong Kong incurred $630,207 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $103,984 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

DSwiss Sdn Bhd and DSwiss Biotech Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 17% to 24% on its assessable income. As of September 30, 2022, the operations in the Malaysia incurred $98,405 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 17%. The Company has provided for a full valuation allowance of $16,729 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

13. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended September 30, 2022 and 2021, the customers who accounted for 10% or more of the Company’s revenue and its accounts receivable balance at period-end are presented as follows:

	2022	2021	2022	2021	2022	2021
	Revenue		Percentage of revenue		Accounts receivable, trade

Customer A	$96,968	$448,788	22%	61%	$-	$-
Customer B	$55,323	$-	13%	-%	$-	$-
Customer C	$105,004	$135,382	24%	19%	$40,729	$72,465
	$257,295	$584,170	59%	80%	$40,729	$72,465

For nine months ended September 30, 2022 and 2021, the customers who accounted for 10% or more of the Company’s revenue and its accounts receivable balance at period-end are presented as follows:

	2022	2021	2022	2021	2022	2021
	Revenue		Percentage of revenue		Accounts receivable, trade

Customer A	$506,241	$723,743	33%	57%	$-	$-
Customer B	$165,491	$-	11%	-%	$-	$-
Customer C	$355,854	$267,912	23%	21%	$40,729	$72,465
	$1,027,586	$991,655	67%	78%	$40,729	$72,465

(b) Major vendors

For three months ended September 30, 2022 and 2021, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2022	2021	2022	2021	2022	2021
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$28,449	$-	14%	-%	$-	$-
Vendor B	$44,229	$252,888	22%	43%	$3,910	$15,396
Vendor C	$71,890	$-	35%	-%	$-	$-
Vendor D	$24,337	$-	12%	-%	$14,981	$-
	$168,905	$252,888	83%	43%	$18,891	$15,396

For nine months ended September 30, 2022 and 2021, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2022	2021	2022	2021	2022	2021
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$444,392	$505,129	38%	53%	$3,910	$15,396
Vendor B	$255,687	$-	22%	-%	$-	$-
Vendor C	$182,350	$-	15%	-%	$14,981	$-
	$882,429	$505,129	75%	53%	$18,891	$15,396

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

The operating lease right and lease liability as follow:

As of September 30, 2022 and December 31, 2021, operating lease right of use asset as follow:

	As of September 30, 2022	As of December 31, 2021
As of beginning of the period/year	$92,606	$47,653
Add: New lease commenced on 1 January 2022	-	92,606
Accumulated amortization	(31,818)	(46,571)
Effect of translation exchange	(8,138)	(1,082)
Balance as of end of the period/year	$52,650	$92,606

As of September 30, 2022 and December 31, 2021, the amortization of the operating lease right of use asset are $31,818 and $44,486 respectively.

As of September 30, 2022, operating lease liability as follow:

As of January 1, 2022	$92,606
Less: gross repayment	(34,649)
Add: imputed interest	2,831
Effect of translation exchange	(8,138)
Balance as of September 30, 2022	$52,650
Less: lease liability current portion	(41,834)
Lease liability non-current portion	$10,816

Maturities of operating lease obligation as follow:

Year ending
December 31, 2022	10,248
December 31, 2023	42,402
Total	$52,650

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Other information:

	As of September 30, 2022	As of December 31, 2021
	(unaudited)	(audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$30,653	$44,486
Right-of-use assets obtained in exchange for operating lease liabilities	41,834	45,270
Remaining lease term for operating lease (years)	1.25	-
Weighted average discount rate for operating lease	5.4%	4.47%

As of September 30, 2022 and December 31, 2021, lease expenses were $2,831 and $44,486 respectively.

15. RELATED PARTY TRANSACTIONS

For the period ended September 30, 2022 the Company has the following transactions with related party:

	For the period ended September 30, 2022 (Unaudited)	For the period ended September 30, 2021 (Unaudited)
Professional Fees:
- Related party A	$6,700	$8,000

Sales
- Related party B	$355,854	$267,912
- Related party C	4,478	12,953
- Related party D	-	8,364

Total	$367,032	$297,229

The related party A, is a wholly owned subsidiary of a 7.33% shareholder of the Company.

The related party B’s director and shareholder is the founder of the Company.

The related party C’s director and shareholder is the founder of the Company.

The related party D’s director is the founder of the Company. The shareholder of related party D is related party C.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography*:

	For the period ended September 30, 2022
	Nevada	Seychelles	Hong Kong	Malaysia	Total

Revenue	$-	$-	$-	$1,613,823	$1,613,823
Cost of revenue	-	-	-	(1,189,356)	(1,189,356)
Depreciation and amortization	-	-	(772)	(54,674)	(55,446)
Net (loss)/profit before taxation	(30,867)	(2,543)	(3,055)	174,742	138,277

Total assets	$27,186	$7,056	$14,448	$351,821	$400,511

	For the period ended September 30, 2021
	Nevada	Seychelles	Hong Kong	Malaysia	Total

Revenue	$-	$-	$-	$1,277,102	$1,277,102
Cost of revenue	-	-	-	(970,026)	(970,026)
Depreciation and amortization	-	-	(518)	(48,469)	(48,987)
Net (loss)/profit before taxation	(25,073)	(1,427)	(4,567)	115,048	83,981

Total assets	$7,366	$6,475	$16,809	$417,243	$447,893

*	Revenues and costs are attributed to countries based on the location of customers.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2022 up through the date the Company issued the consolidated financial statements.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended September 30, 2022.

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

Results of Operation

For the Three Months and Nine Months Ended September 30, 2022 and September 30, 2021.

For the three and nine months ended September 30, 2022, we realized revenue in the amount of $426,591 and $1,613,823, while for the three and nine months ended September 30, 2021, we realized revenues in the amount of $729,180 and $1,277,102. Our gross profit for the three and nine months ended September 30, 2022 were $232,622 and $424,467, which is more than $156,051 and $307,076 for the three and nine months ended September 30, 2021.

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

Our net profit for the three and nine months ended September 30, 2022 were $122,801 and $137,928, while the net profit for three months and nine months ended September 30, 2021 was $77,695 and $86,845 respectively. We attribute this increase in profit due to increase in product sales and market share.

The increases in general and administrative expenses are a result of advertising and compliance costs as a public company.

Liquidity and Capital Resources

For the nine months ended September 30, 2022 and 2021, we had cash and cash equivalents of $190,416 and $195,032 respectively. Our working capital has been and will continue to be significant. As a result, we have increased our sales resulting an increase in our overall revenue. We need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the nine months ended September 30, 2022 and 2021, net cash generated from operating activities was $5,868, compared to net cash generated from operating activities was $62,439 in the prior period. The operating cash flow performance primarily reflects decrease in other payables and accrued liabilities to the prior period.

Investing Activities

For the nine months ended September 30, 2022 and 2021, net cash used in investing activities were $8,220 and $4,399 respectively, reflecting the cost in purchase of plant and equipment.

Financing Activities

For the nine months ended September 30, 2022 and 2021, net cash used in financing activities were $11,091 and $6,208 respectively resulted from the repayment of finance lease and advance from related parties.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of plant and equipment. There were $8,220 and $4,399 used to purchase the computer and software and office equipment for the nine months periods ended September 30, 2022 and 2021 respectively.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2022.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2022

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

