Form 10-K
period 2022-12-31
DSwiss Inc
filed 2023-03-31
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2022

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

YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2022
Common Stock, $.0001 par value	206,904,585

DSwiss, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2022

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

The Company, through its subsidiaries and its variable interest entities (“VIEs”), mainly supplies high quality beauty products. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held
1.	DSwiss Holding Limited	Seychelles, May 28, 2015	1 share of ordinary share of US$1 each	Investment holding	100%

2.	DSwiss (HK) Limited	Hong Kong, May 28, 2015	1 share of ordinary share of HK$1 each	Supply of beauty products	100%

3.	DSwiss Sdn Bhd	Malaysia, March 10, 2011	2 shares of ordinary share of RM 1 each	Supply of beauty products	100%

4.	DSwiss Biotech Sdn Bhd (1) (2)	Malaysia, March 17, 2016	250,000 shares of ordinary share of RM 1 each	Supply of biotech products	40%

(1)

Based on the contractual arrangements between the Company and other investors, the Company has the power to direct the relevant activities of this entity unilaterally, and hence the Company has control over this entity.

(2)	On January 18, 2023, DSwiss (HK) Limited acquired 150,000 shares, representing 60% equity interest in DSwiss Biotech Sdn. Bhd., from the other party with consideration of RM 1. After such acquisition, DSwiss Biotech Sdn. Bhd. became a wholly owned subsidiary of DSwiss (HK) Limited.

Business Overview

One of the leading one-stop Turnkey Private Label ODM/OEM service provider, DSwiss is a premier biotech nutraceutical firm that offers premium healthcare, skincare, and personal care products. At DSwiss, we procure excellent and precise formulation using the finest natural ingredients, developing effective solutions with alluring favours in a variety of forms. DSwiss addresses a distinct demand in the market for a manufacturer who could ensure the quality of the ingredient sources and offer efficient one-stop service from raw material, product development, manufacturing and packaging.

Since our founding, we have experienced tremendous growth in Malaysia. We offer exceptional lifestyle solutions to consumers all over the world thanks to our over 10 years of continuous innovation and work in the health and beauty business. Our company’s Chief Executive Officer, Vincent Leong has led it with a strong hand, and as a result, our products are now consumed around the world, such as Malaysia, Singapore, Indonesia, Hong Kong, Australia, Taiwan, Macau, and China. With the help of our distributors, we have so far extended throughout Asia, and we are adamant about extending our geographic reach into untapped markets.

With a team of professionals at the helm, DSwiss is assured of providing the best products and attending client’s needs from consultations to products. To fulfil customer needs, we carry out research and development based on our philosophy of “creating beauty, health, and the ecosystem”. Our cutting-edge research and development team has always been exploring new product lines and integrating the most recent science and technology, which will enable us to produce more evidence-based, high-value added formulations and products and maintain our competitive position in the market.

With our extensive years of expertise in the OEM and ODM services industry, we offer comprehensive solutions to our customers. In addition to business consultancy, DSwiss offers useful guidance on current market trends as we all as marketing solutions and support to assist our clients’ business endeavours. Versatility and reliability are evidently the driving principles behind DSwiss, who manufactures products using high-grade ingredients and materials at every stage of research, development, and production.

As advocates of natural and high-quality active ingredients, we actively seek for and select the best ingredients, as we are dedicated to adhering to policies under rigorous quality control and assurance criteria, thereby maximizing the safety and efficacy of our products. We dedicate ourselves to maintaining the highest standard in our products in order to provide assurance and a continual commitment to producing high-quality products in accordance with the strict specifications and guidelines specified out by Ministry of Health (“MOH”) Malaysia. Each step of production process has quality control built in and implemented. We guarantee the highest quality product using precise production techniques and specialised equipment, promising ongoing improvements and enhancements based on customer feedback. DSwiss takes pride in offering the best results in customisable solutions for health supplements and beauty product manufacturing.

Talent Development in Diverse Expertise

DSwiss has assembled a strong team and strategic partners of manufacturing and R&D facilities across the world to meet the need for the most cost-effective and high-quality product and service. DSwiss embraces every new opportunity as an incentive to forge a partnership with its customers by working with them to develop and produce their customised unique formulation.

In the previous year, we expanded our professional team of nutritionists, scientists, laboratory technicians, customer relationship executives, operation teams, and graphic designer. This team collaborates to manufacture innovative natural health and beauty products with the best ingredients and formulas while adhering to legal standards. To strengthen the product’s unique selling point, our committed team works together both internally and with our clients to create concept, packaging and product graphics that are exceptionally inventive and creative.

Currently, we are carrying out our future plan from the previous year in Talent and Product Development, which involves studying and developing new formulas to the market. Market analysis literature research and product testing for overall efficacy and compliance with JAKIM Halal and Malaysian Ministry of Health criteria are all necessary for such development. Our professionals manage the entire process, including the sourcing of raw materials, production, quality control, stability and safety test, lab testing by third-party labs, packaging and shipping.

With our experience and knowledge, we have further increased our ODM/OEM clientele in 2022 and have also improve our brand’s recognition within the sector. Today, manufacturers must possess more specialised knowledge, R&D experience, and cutting-edge technologies due to the rapidly increasing demand for high-quality products. Our goal at DSwiss is to be a solid and trustworthy service provider and partner for individuals who are dedicated to the success of their brands of health and beauty products.

Moving forward, the development of DSwiss will continue to be fuelled by our future goal of becoming the global pioneer in healthcare and skincare/personal care brand manufacturer. Whilst DSwiss has always prioritized in expanding business within Asia, we definitely intend to eventually take our brand worldwide. With the mission of being the world’s leading biotechnology firm for health and beauty, we strive to lead the industry with innovative technologies, one-stop solution of manufacturing, creative packaging and exceptional customer service.

Our ODM/OEM Services

Overview

We are Turnkey Private Label Manufacturing Services provider for nutraceutical and skincare/ personal care ODM/OEM products.
Provides a one-stop services ranges from research and development of custom formulation, manufacturing and production, packaging and shipping including import and export and all licenses needed. We also provide premium services, strict lab testing and quality control, with efficient production
Our professionals provide custom formulation that are scientifically-proven and naturally-effective, high-value added formulations and products
Our production facilities are in compliance with national and international standards including GMP (Good Manufacturing Practices), HACCP (Hazard Analysis and Critical Control Point), JAKIM Halal, ISO and MESTI.

Consultation

With the experiences working with different clients, we have experienced tremendous growth. We provide helpful assistance on how to manage a successful and efficient business in all areas, as well as advice on the most recent market trends and best practices. We offer excellent marketing solutions and support in addition to business consultancy to help with your business endeavors.

Unique Customised Formulations and Ingredient Sourcing

Our innovative in-house R&D team will perform comprehensive study to provide specialized formula and individualized services. Only the best ingredients and resources sourced and chosen from reliable vendors. In order to maximize the security and efficiency of our products, we are dedicated to adhering to stringent quality control and assurance criteria.

Design and Packaging

Our committed teams work together both internally and externally with clients to create inventive packaging and product visuals that will strengthen the unique selling points.

In accordance with the standards established by the Ministry of Health, our services include consultation on packaging (text, label and graphics), the sustainability of the packaging materials, product stability, and shelf life

Regulatory Service

In order for your product to efficiently launch on the market, our knowledgeable and committed team of regulatory specialists will assist with various documentations and applications from Ministry of Health (Malaysia), HALAL (Malaysia) and other regulatory bodies.

Production and Quality Assurance

Our products are subjected to stringent quality and safety control that adheres to our GMP requirements. We make every effort to guarantee that finished products and raw materials are tested promptly and according to our internal laboratory’s standards. Based on the needs of our customers, our well-equipped factory has a variety of machines that can produce a variety of dosage forms and containers.

Each procedure has quality control built in and used. We guarantee that our clients receive the highest quality goods and services while constantly making improvements and additions thanks to our exact production methods and specialized equipment.

Logistics & Delivery

We take pride in offering comprehensive service. Our team makes sure that every product is delivered on time and in the finest condition possible.

Products and Formulations

Functional Food

Functional food, also known as nutraceuticals are foods that provide positive health effects beyond basic nutrition. For instance, with additional benefits such as promoting body function, reduce the risk of disease, and overall health improvement.

Fortified with nutrients, minerals, vitamins and bioactive compounds that promote good health including avoid nutritional deficiencies, maintain intake of adequate nutrients, and maintain good physiological functions.
Our experienced and professional food technologies and scientist team would formulate the food supplement in which they come in different forms (powder, liquid, chewable tablets, jellies, tea-bags, capsules and gummies).
Aims to formulate with natural, effective, proprietary standardized extracts and scientifically proven ingredients.

Skincare Products

Skincare products are essential to fulfil people’s pursuit of beauty with a range of practices that enhances and care for skin integrity, conditions and appearance.

Experienced R&D team aims to formulate with effective ingredients that are naturally effective and scientifically-proven to possess beautifying functions; and at the same time safe with the use of appropriate type and amount. For example, free from banned substances, heavy metals and allergens.
Able to provides skincare product in various forms like serum, toner, cleanser, essence, cream, facial mask, gel, lotion to meet specialized needs.

Personal Care Products

Personal care products describe a range of consumable products intended to maintain personal hygiene, personal grooming or for beautification purposes. Such products include cosmetics, shower gel, shampoo, soap, scrub, exfoliant, toothpaste, gel, sunscreen, conditioner and lotion.
The application of personal care products can be used any intended body parts such as skin, nails, hair, lips, oral or external genital organs.
Can be introduced: rubbed, poured, sprinkled, sprayed, or directly applied in order to cleanse, beautifying, altering appearance or maintain personal hygiene like protect from germs, prevent bad odor, and keep in good condition.

Pet-Care Products

Adhering to the philosophy of equality of life, we ventured into the sector of pet-care products with the aim to provides comprehensive care to beloved pets with the intention to improve pet’s quality of life.
Provides pet supplements as defined substance for oral consumption by pet, whether in or on feed or offered separately with nutrients provision, relieve health conditions. . For instance, boosting overall health and energy, enhances immunity, reduce risk of illness and age-related conditions, and to improve performance and mental activities. Also provides pet-care products including pet shampoo intended to hygiene, grooming and beautification.
Customized formulation that are suitable for specific needs of pets requirement such as mild and gentle to sensitive animal’s skin that are different from a human, but at the same time effective to address health issues or to improve conditions.

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

Competition

The beauty and healthcare industry are highly competitive, we might be in disadvantage competing with competitor who greater reserve or access to capital than we do to carry out operations and marketing efforts. We hope to maintain our competitive advantage by utilizing the experience, knowledge, and expertise of our current staff as well as offering exemplary our customer service. Besides, we would like to explore the functional medicine and homeopathic supplements for complementary health and integrative health market needs.

Customers

For the year ended December 31, 2022, the Company has generated $1,849,047 revenue from clients under the ordinary course of business of the Company. The revenue mainly represented OEM/ODM sales of Nutraceutical / Skincare and Medical Consumable Supplies to clients.

Employees

As of December 31, 2022, the Company has twelve (12) full time employees including Mr. Leong Ming Chia who is our Chief Executive Officer, director, secretary and treasurer that works full time.

Currently, our CEO all have the flexibility to work on our business up to 70 hours per week, but are prepared to devote more time if necessary.

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

ITEM 2. PROPERTIES

Our principal executive office is located at Unit 18-11, 18-12 & 18-01, Tower A, Vertical Business Suite, Avenue 3, Bangsar South, No. 8, Jalan Kerinchi, 59200, Kuala Lumpur, Malaysia. This location has been rented by DSwiss Sdn Bhd for a 24-month period from January 1, 2022 to December 31, 2023, for an initial deposit of MYR 67,200 and additional monthly payments in the amount of MYR 16,800 over the course of the lease. The office lease is ending on December 31, 2023.

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

As of December 31, 2022, the Company has an outstanding loan to be settle for aforementioned acquisition of motor vehicle of MYR104,108 (approximately $23,577), of which MYR 41,676 (approximately $9,438) to be settled in 12 instalments in year 2023 and MYR62,432 (approximately $14,139) to be settled in 18 instalments after year 2023.

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

As of December 31, 2022, the Company has an outstanding loan to be settle for aforementioned acquisition of motor vehicle of MYR155,382 (approximately $35,189), of which MYR39,672 (approximately $8,985) to be settled in 12 instalments in year 2023 and MYR115,710 (approximately $26,205) to be settled in 35 instalments after year 2023.

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

Fiscal Year 2022	Highest Bid	Lowest Bid
First Quarter	$0.25	$0.10
Second Quarter	$0.29	$0.13
Third Quarter	$0.29	$0.10
Fourth Quarter	$0.29	$0.08

Holders

As of December 31, 2022, we had 206,904,585 shares of our Common Stock par value, $.0001 issued and outstanding. There were 428 beneficial owners of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is VStock Transfer, LLC, with an address at 18, Lafayette Place, Woodmere, New York 11598 and telephone number is +1 (212)828-8436.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2022.

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

Results of Operations

Revenues for the year ended December 31, 2022 and 2021

The Company generated revenue of $1,849,047 and $1,958,655 for the year ended December 31, 2022, and 2021 respectively. Revenue has decreased by $109,608 which is a 5.6% decrease comparatively, which is due to the losses in foreign currency translation. The revenue mainly represented OEM/ODM sales of Nutraceutical and Skincare Supplies to the customers.

Cost of Revenue and Gross Margin

Cost of revenue for the Company year ended December 31, 2022, amounted to $1,404,054 as compared to $1,459,531 for the year ended December 31, 2021. The decrease of $55,477 in cost of revenue was in line with the decrease in revenue. As a result, the gross profit has decreased from $499,124 for the year ended December 31, 2021 to $444,993 for the year ended December 31, 2022.

Gross margin of the Company has decreased from 25.48% in year ended December 31, 2021 to 24.06% in year ended December 31, 2022, which is a net decrease of 1.42%.

Cost of revenue comprise of freight-in, cost of goods purchased and packing material cost.

Operating Expenses

Selling, general and administrative expenses for the year ended December 31, 2022 and 2021 amounted to $402,412 and $308,686 respectively, the increase of $93,726 which is 30.36% higher comparatively which was contributed by the increase of group operations.

Operating expenses for the year ended December 31, 2022 and 2021 amounted to $1,303 and $1,464 respectively, the decrease of $161 which is 10.99% lower comparatively.

Other Income

The Company recorded an amount of $4,823 and $8,390 as other income for the year ended December 31, 2022 and 2021 respectively. This income is derived from the interest income earned and exchange gain.

Net Profit and Net Profit Margin

Net loss for the year ended December 31, 2022 was $2,937 as compared to $150,102 for the year ended December 31, 2021. The decrease in net profit of $153,039 was resulted from the decrease in revenue and higher selling, general and administrative expenses. Taking into the profit for the year ended December 31, 2022, the accumulated loss for the Company has increased from $1,309,711 to $1,324,002.

Liquidity and Capital Resources

As of December 31, 2022, we had working capital surplus of $16,426 consisting of cash and cash equivalent of $214,269 as compared to working capital deficit of $10,674 and our cash and cash equivalent of $234,546 as of December 31, 2021.

Net cash generated from operating activities for the year ended December 31, 2022 was $22,428 as compared to net cash generated from operating activities of $251,691 for the year ended December 31, 2021. The decrease in cash generated from operating activities are mainly resulted from the decrease in operating profit.

Net cash used in investing activity for the year ended December 31, 2022 was $14,376 as compared to net cash used in investing activity for the year ended, 2021 were $62,075. The cash used in investing activities are mainly for purchase of plant and equipment.

Net cash used in financing activities for the year ended December 31, 2022 was $53,955 as compared to net cash used in financing activities $78,951 for the year ended December 31, 2021. The net cash used in financing activities are mainly for the repayment to a director of Company.

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

Shipping and handling fees are expensed as incurred for the year ended December 31, 2022 were $ 63 while for the year ended December 31, 2021 were $2,876.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the year ended December 31, 2022.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended December 31, 2022 and year ended December 31, 2021. The Company and its subsidiary are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of amounts from MYR into US$1, HK$ into US$1 and RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2022	2021

Year-end MYR : US$1 exchange rate	4.42	4.17
Year-average MYR : US$1 exchange rate	4.41	4.13
Year-end HK$ : US$1 exchange rate	7.81	7.80
Year-average HK$ : US$1 exchange rate	7.83	7.78
Year-end RMB : US$1 exchange rate	6.92	6.46
Year-average RMB : US$1 exchange rate	6.75	6.45

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2022.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2022.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Leong Ming Chia	40	Chief Executive Officer, President, Secretary, Treasurer, Director
Wong Sui Ting	50	Director

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

On May 31, 2017, upon the resignation of Mr. Chua Lee Yee resignation as a Chief Financial Officer, Secretary, Treasurer and Director, Mr. Leong has taken over the position as a Chief Financial Officer, Secretary and treasurer along with existing position as the Chief Executive Officer, President and Director.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year ended December 31, 2022, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leong Ming Chia, Chief Executive Officer,	For the year ended December 31, 2022	27,240	5,675	-	-	-	-	4,279	37,194
President, Secretary, Treasurer, Director (1)	For the year ended December 31, 2021	29,024	12,093	-	-	-	-	15,836	56,953

Wong Sui Ting,	For the year ended December 31, 2021	-	-	-	-	-	-	-	-
Director (2)	For the year ended December 31, 2020	-	-	-	-	-	-	-	-

(1)	On September 8, 2015 Leong Ming Chia was appointed Chief Executive Officer, President and a member of our Board of Directors. On May 31, 2017, upon the resignation of Chua Lee Yee from the position of Chief Financial Officer, Treasurer, Secretary and Director, Leong Ming Chia replaced Chua Lee Yee as the Chief Financial Officer, Treasurer and Secretary of the company.
(2)	On May 31, 2015 Wong Sui Ting was appointed as a member of our Board of Director.

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

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2022.

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leong Ming Chia, Chief Executive Officer,	For the year ended December 31, 2022	27,240	5,675	-	-	-	-	4,279	37,194
President, Secretary, Treasurer, Director (1)	For the year ended December 31, 2021	29,024	12,093	-	-	-	-	15,836	56,953

Wong Sui Ting,	For the year ended December 31, 2021	-	-	-	-	-	-	-	-
Director (2)	For the year ended December 31, 2020	-	-	-	-	-	-	-	-

(1)	On September 8, 2015 Leong Ming Chia was appointed Chief Executive Officer, President and a member of our Board of Directors. On May 31, 2017, upon the resignation of Chua Lee Yee from the position of Chief Financial Officer, Treasurer, Secretary and Director, Leong Ming Chia replaced Chua Lee Yee as the Chief Financial Officer, Treasurer and Secretary of the company.
(2)	On May 31, 2015 Wong Sui Ting was appointed as a member of our Board of Director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2022, the Company has 206,904,585 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2022 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name of beneficial owner(i)	Shares of Common Stock Beneficially Owned	Percent of Class

Common Stock	Leong Ming Chia (i), (ii), (iii)	62,906,493	30.40%

Common Stock	Wong Sui Ting (ii)	50,000	0.02%

	All of the officers and directors as a group (iv)	62,956,493	30.42%

5% Shareholders
Common Stock	Greenpro Venture Capital Limited (i)	15,159,157	7.33%
Common Stock	Hew Yuen Foong (i)	33,000,000	15.95%
Common Stock	Teo Jen Jiang (i)	44,000,000	21.27%
Common Stock	Siow Kock Yong (i)	32,874,393	15.89%

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

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (206,904,585 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Based on the total issued and outstanding shares of 206,904,585 as of the date of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

For the years ended December 31, 2022 and December 31, 2021, the Company has the following transactions with related party:

	For the year ended December 31, 2022 (Audited)	For the year ended December 31, 2021 (Audited)
Professional Fees:
- Related party A	$12,226	$13,279

Sales
- Related party B	$-	$374,555
- Related party C	-	13,124
- Related party D	24,261	11,607

Total	$36,487	$412,565

The related party A is a wholly owned subsidiary of a 7.33% shareholder of the Company.

Founder of the Company resigned as director and shareholder of company B on October 02, 2022.

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

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Audit fees	$24,200	$16,000
Audit related fees	-	7,500
Total	$24,200	$23,500

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

Date: March 31, 2023

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

The Board of Directors and Stockholders of DSwiss, Inc.

Unit 18-11, 18-12 & 18-01, Tower A,

Vertical Business Suite, Avenue 3, Bangsar South,

No. 8, Jalan Kerinchi, 59200, Kuala Lumpur,

Malaysia

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DSwiss, Inc. (“the Company”) as of December 31, 2021 and December 31, 2022 and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended of December 31, 2021 and December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2022, and the results of its operations and its cash flows for the year ended of December 31, 2021 and December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, as at December 31, 2022 the Company has suffered an accumulated deficit of $1,324,002. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Kuala Lumpur, Malaysia
Date: March 31, 2023

DSWISS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 and 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$214,269	$234,546
Accounts receivable	17,492	2,053
Other receivables, prepaid expenses, and deposit	21,749	53,693
Tax recoverable	745	814
Inventories	7,483	17,131

Total current assets	261,738	308,237

NON-CURRENT ASSETS
Property and equipment, net	72,179	92,970
Intangible assets, net	3,459	4,498
Operating lease right-of-use assets, net	44,548	92,606

Total non-current assets	120,186	190,074

TOTAL ASSETS	$381,924	$498,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$29,539	$10,901
Other payables and accrued liabilities	154,710	205,359
Finance lease liability	16,515	16,697
Amount due to a director	-	40,509
Operating lease liability	44,548	45,270
Current tax liabilities	-	175

Total current liabilities	245,312	318,911

NON-CURRENT LIABILITIES
Finance lease liability	38,461	58,055
Operating lease liability	-	47,336

Total non-current liabilities	38,461	105,391

TOTAL LIABILITIES	283,773	424,302

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,585 shares and 206,904,585 shares issued and outstanding as of December 31, 2022 and 2021 respectively	20,690	20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive losses	(5,846)	(32,985)
Accumulated deficit	(1,324,002)	(1,309,711)

TOTAL DSWISS, INC. STOCKHOLDERS’ EQUITY	86,268	73,420
NON-CONTROLLING INTEREST	11,883	589
TOTAL STOCKHOLDERS’ EQUITY	98,151	74,009

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$381,924	$498,311

See accompanying notes to consolidated financial statements.

DSWISS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended December 31, 2022	For the year ended December 31, 2021
REVENUE	$1,849,047	$1,958,655

COST OF REVENUE	(1,404,054)	(1,459,531)

GROSS PROFIT	444,993	499,124

OTHER INCOME	4,823	8,390

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(402,412)	(308,686)

OPERATING EXPENSES	(1,303)	(1,464)

FINANCE COST	(6,212)	(2,600)

LEASE EXPENSES	(42,310)	(44,486)

(LOSS)/PROFIT BEFORE INCOME TAX	$(2,421)	$150,278

INCOME TAXES PROVISION	(516)	(176)

NET (LOSS)/PROFIT	(2,937)	150,102

Non-Controlling Interests	(11,354)	23,357
Other comprehensive income/(loss):
- Foreign currency translation adjustment	27,139	(4,808)
COMPREHENSIVE INCOME	$12,848	$168,651

Net (loss)/profit per share- Basic and diluted	(0.0001)	0.0008

Weighted average number of common shares outstanding - Basic and diluted	$206,904,585	$206,904,585

See accompanying notes to consolidated financial statements.

DSWISS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER	ACCUMULATED	NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSSES	GAINS/ (LOSSES)	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2020	206,904,600	20,690	1,395,426	(28,177)	(1,483,170)	25,727	(69,504)
Shares spinoff adjustment resulted from a stock distribution by a corporate shareholder	(15)	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	(4,808)	-	(1,781)	(6,589)
Net gain	-	-	-	-	173,459	(23,357)	150,102
Balance as of December 31, 2021	206,904,585	20,690	1,395,426	(32,985)	(1,309,711)	589	74,009
Foreign currency translation adjustment	-	-	-	27,139	-	(60)	27,079
Net loss	-	-	-	-	(14,291)	11,354	(2,937)
Balance as of December 31, 2022	206,904,585	20,690	1,395,426	(5,846)	(1,324,002)	11,883	98,151

See accompanying notes to consolidated financial statements

DSWISS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended December 31, 2022	For the year ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss)/Profit before tax	$(2,421)	$150,278
Adjustments to reconcile net (loss)/profit to net cash generated from operating activities:
Depreciation and amortization	72,441	65,382
Amortization for intangible assets	1,029	1,034
Changes in operating assets and liabilities:
Accounts receivable	(15,551)	6,848
Accounts payable	14,702	9,819
Inventories	8,707	19,764
Other payables and accrued liabilities	(42,440)	49,249
Prepaid expenses and deposits	28,995	(460)
Reduction in lease liability	(42,212)	(46,923)
Cash generated from operating activities	$23,250	$254,991
Taxation paid	(822)	(3,300)
Net cash generated from operating activities	$22,428	$251,691

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property and equipment	(14,376)	(62,075)
Net cash used in investing activity	$(14,376)	$(62,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to directors	(38,284)	(112,851)
Advance to related companies	-	(398)
Additional of finance lease	-	43,535
Repayment of finance lease	(15,671)	(9,237)
Net cash used in financing activities	$(53,955)	$(78,951)

Effect of exchange rate changes on cash and cash equivalents	25,626	(34,123)

Net change in cash and cash equivalents	(20,277)	76,542
Cash and cash equivalents, beginning of year	234,546	158,004

CASH AND CASH EQUIVALENTS, END OF YEAR	$214,269	$234,546
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$141	$3,300
Interest paid	$421	$2,600

See accompanying notes to consolidated financial statements.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The Company, through its subsidiaries and its variable interest entities (“VIEs”), mainly supplies high quality beauty products. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held
1.	DSwiss Holding Limited	Seychelles, May 28, 2015	1 share of ordinary share of US$1 each	Investment holding	100%

2.	DSwiss (HK) Limited	Hong Kong, May 28, 2015	1 share of ordinary share of HK$1 each	Supply of beauty products	100%

3.	DSwiss Sdn Bhd	Malaysia, March 10, 2011	2 shares of ordinary share of RM 1 each	Supply of beauty products	100%

4.	DSwiss Biotech Sdn Bhd (1) (2)	Malaysia, March 17, 2016	250,000 shares of ordinary share of RM 1 each	Supply of biotech products	40%

(1)

Based on the contractual arrangements between the Company and other investors, the Company has the power to direct the relevant activities of this entity unilaterally, and hence the Company has control over this entity.

(2)	On January 18, 2023, DSwiss (HK) Limited acquired 150,000 shares, representing 60% equity interest in DSwiss Biotech Sdn. Bhd., from the other party with consideration of RM 1. After such acquisition, DSwiss Biotech Sdn. Bhd. became a wholly owned subsidiary of DSwiss (HK) Limited.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Business Overview

One of the leading one-stop ODM/OEM manufacturing companies, DSwiss is a premier biotech nutraceutical firm that offers premium healthcare, skincare, and personal care products. At DSwiss, we procure excellent and precise formulation using the finest natural ingredients, developing effective solutions with alluring favours in a variety of forms. DSwiss addresses a distinct demand in the market for a manufacturer who could ensure the quality of the ingredient sources and offer efficient one-stop service from raw material, product development, manufacturing and packaging.

Since our founding, we have experienced tremendous growth in Malaysia. We offer exceptional lifestyle solutions to consumers all over the world thanks to our over 10 years of continuous innovation and work in the health and beauty business. Our company’s Chief Executive Officer, Vincent Leong has led it with a strong hand, and as a result, our products are now consumed around the world, such as Malaysia, Singapore, Indonesia, Hong Kong, Australia, Taiwan, Macau, and China. With the help of our distributors, we have so far extended throughout Asia, and we are adamant about extending our geographic reach into untapped markets.

With a team of professionals at the helm, DSwiss is assured of providing the best products and attending client’s needs from consultations to products. To fulfil customer needs, we carry out research and development based on our philosophy of “creating beauty, health, and the ecosystem”. Our cutting-edge research and development team has always been exploring new product lines and integrating the most recent science and technology, which will enable us to produce more evidence-based, high-value added formulations and products and maintain our competitive position in the market.

With our extensive years of expertise in the OEM and ODM services industry, we offer comprehensive solutions to our customers. In addition to business consultancy, DSwiss offers useful guidance on current market trends as we all as marketing solutions and support to assist our clients’ business endeavours. Versatility and reliability are evidently the driving principles behind DSwiss, who manufactures products using high-grade ingredients and materials at every stage of research, development, and production.

As advocates of natural and high-quality active ingredients, we actively seek for and select the best ingredients, as we are dedicated to adhering to policies under rigorous quality control and assurance criteria, thereby maximizing the safety and efficacy of our products. We dedicate ourselves to maintaining the highest standard in our products in order to provide assurance and a continual commitment to producing high-quality products in accordance with the strict specifications and guidelines specified out by Ministry of Health (“MOH”) Malaysia. Each step of production process has quality control built in and implemented. We guarantee the highest quality product using precise production techniques and specialised equipment, promising ongoing improvements and enhancements based on customer feedback. DSwiss takes pride in offering the best results in customisable solutions for health supplements and beauty product manufacturing.

2. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2022, the Company suffered an accumulated deficit of $1,324,002. The continuation of the Company as a going concern through December 31, 2022 is dependent upon improving the profitability and the continuing financial support from its major stockholders. Management believes the existing major shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the year ended December 31, 2022.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Translation of amounts from MYR into US$1, HK$ into US$1, RMB into US$1 and THB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2022	2021

Year-end MYR : US$1 exchange rate	4.42	4.17
Year-average MYR : US$1 exchange rate	4.41	4.13
Year-end HK$ : US$1 exchange rate	7.81	7.80
Year-average HK$ : US$1 exchange rate	7.83	7.78
Year-end RMB : US$1 exchange rate	6.92	6.46
Year-average RMB : US$1 exchange rate	6.75	6.45

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

On January 18, 2023, DSwiss (HK) Limited acquired 150,000 shares, representing 60% equity interest in DSwiss Biotech Sdn. Bhd., from the other party with consideration of RM 1. After such acquisition, DSwiss Biotech Sdn. Bhd. became a wholly owned subsidiary of DSwiss (HK) Limited.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. STOCKHOLDERS’ EQUITY

As of December 31, 2022 and 2021, the Company had a total of 206,904,585 and 206,904,585 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

6. PROPERTY AND EQUIPMENT

	As of December 31, 2022	As of December 31, 2021
Computer and software	$105,535	$102,050
Furniture and fittings	6,144	6,144
Office equipment	21,152	13,126
Motor vehicle	135,868	133,003
Total property and equipment	268,699	$254,323
Accumulated depreciation	(187,236)	(157,105)
Effect of translation exchange	(9,284)	(4,249)
Property and equipment, net	$72,179	$92,970

Depreciation expense for the year ended December 31, 2022 and December 31, 2021 were $30,131 and $18,734, respectively.

7. INTANGIBLE ASSETS

	As of December 31, 2022	As of December 31, 2021
Trademarks	$12,077	$12,077
Amortization	(8,164)	(7,135)
Effect of translation exchange	(454)	(444)
Intangible assets, net	$3,459	$4,498

Amortization for the year ended December 31, 2022 and December 31, 2021 were $1,029 and $1,034, respectively.

8. OTHER RECEIVABLES, PREPAID EXPENSES AND DEPOSITS

	As of December 31, 2022	As of December 31, 2021
Prepaid expenses	$2,080	$977
Deposits	19,669	52,716
Total other receivables, prepaid expenses and deposits	$21,749	$53,693

9. INVENTORIES

	As of December 31, 2022	As of December 31, 2021
Finished goods, at cost	$7,483	$17,131
Total inventories	$7,483	$17,131

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31, 2022	As of December 31, 2021
Other payables	$100,385	$164,529
Accrued audit fees	20,266	21,342
Accrued other expenses	16,683	14,136
Accrued professional fees	17,376	5,352
Total payables and accrued liabilities	$154,710	$205,359

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

	As of December 31, 2022	As of December 31, 2021
Finance leases	$58,768	$81,676
Less: interest expense	(3,792)	(6,924)
Net present value of finance leases	54,976	74,752

Current portion	16,515	16,697
Non-current portion	38,461	58,055
Total	$54,976	$74,752

As of December 31, 2022, the maturities of the finance leases for each of the years are as follows:

2023	16,515
2024	17,222
2025	13,153
2026	8,086
Total	$54,976

12. AMOUNT DUE TO A DIRECTOR

As of December 31, 2022 and December 31, 2021, the amount due to director of the Company are $0 and $40,509, respectively. The advance from a director of Company is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. INCOME TAXES

For the year ended December 31, 2022 and year ended December 31, 2021, the local (United States) and foreign components of (loss) / profit before income taxes were comprised of the following:

	For the year ended December 31, 2022	For the year ended December 31, 2021

Tax jurisdictions from:
- Local	$(43,174)	$(43,429)
- Foreign, representing
Seychelles	(11,643)	(1,427)
Hong Kong	(3,951)	(4,937)
Malaysia	56,347	200,071
(Loss)/Profit before income tax	$(2,421)	$150,278

The provision for income taxes consisted of the following:

	For the year ended December 31, 2022	For the year ended December 31, 2021

Current:
- Local	$-	$-
- Foreign	(516)	(176)

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$(516)	$(176)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company for the year ended December 31, 2022 and 2021.

	For the year ended December 31, 2022	For the year ended December 31, 2021
Deferred tax assets:
Net operating loss carry forwards
-United States of America	$(99,152)	$(90,085)
-Seychelles	-	-
-Hong Kong	(104,132)	(103,480)
-Malaysia	(36,884)	(46,376)
-PRC	$-	$-
	(240,168)	(239,941)
Less: valuation allowance	$240,168	$239,941
Deferred tax assets	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Seychelles, Hong Kong, Malaysia, PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of 31 December, 2022, the operations in the United States of America incurred $472,151 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $99,152 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of December 31, 2022, the operations in the Hong Kong incurred $631,103 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $104,132 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Malaysia

DSwiss Sdn Bhd and DSwiss Biotech Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 17% to 24% on its assessable income. As of December 31, 2022, the operations in the Malaysia incurred $216,968 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 17%. The Company has provided for a full valuation allowance of $36,884 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

14. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended December 31, 2022 and 2021, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year-end are presented as follows:

	For the year ended December 31
	2022	2021	2022	2021	2022	2021
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$501,470	$1,176,280	26%	60%	$-	$87
Customer B	$386,232	$374,555	20%	19%	$-	$122
Customer C	$221,638	$-	12%	-%	$-	$-
	$1,109,340	$1,550,835	58%	79%	$-	$209

(b) Major vendors

For the year ended December 31, 2022 and 2021, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year-end are presented as follows:

	For the year ended December 31
	2022	2021	2022	2021	2022	2021
	Purchases		Percentage of Purchases		Account Payable, Trade
Vendor A	$477,099	$746,964	23%	51%	$1,626	$-
Vendor B	$331,538	$-	15%	-%	$-	$-
Vendor C	$221,743	$-	33%	-%	$16,759	$-
	$1,030,380	$746,964	71%	51%	$18,385	$-

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

As of January 1, 2022, the Company recognized approximately US$386,451, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of January 1, 2022, with discounted rate of 5.40% adopted from Malayan Banking Berhad’s base lending rate as a reference for discount rate.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

As of December 31, 2022, operating lease right of use asset as follow:

	Year ended December 31,
	2022	2021
As of January 1,	$92,606	$47,653
Add: New Lease commenced on 1 January 2022	-	92,606
Accumulated amortization	(42,310)	(46,571)
Effect of translation exchange	(5,748)	(1,082)
Balance as of December 31	$44,548	$92,606

As of December 31, 2022, operating lease liability as follow:

As of January 1,	$92,606
Less: gross repayment	(45,763)
Add: imputed interest	3,453
Effect of translation exchange	(5,748)
Balance as of December 31, 2022	$44,548
Less: lease liability current portion	44,548
Lease liability non-current portion	$-

For the year ended December 31, 2022 and 2021, the amortization of the operating lease right of use asset are $42,310 and $44,486 respectively.

	Year ended December 31,
	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$42,212	$44,486
Right-of-use assets obtained in exchange for operating lease liabilities	44,548	45,270
Remaining lease term for operating lease (years)	1	-
Weighted average discount rate for operating lease	5.40%	4.47%

For the year ended December 31, 2022 and 2021, lease expenses were $42,310 and $44,486 respectively.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. RELATED PARTY TRANSACTIONS

For the years ended December 31, 2022 and December 31, 2021, the Company has the following transactions with related party:

	For the year ended December 31, 2022 (Audited)	For the year ended December 31, 2021 (Audited)
Professional Fees:
- Related party A	$12,226	$13,279

Sales
- Related party B	$386,232	$374,555
- Related party C	-	13,124
- Related party D	24,261	11,607

Total	$36,487	$412,565

The related party A is a wholly owned subsidiary of a 7.33% shareholder of the Company.

The related party B’s director and shareholder is the founder of the Company. Founder of the Company resigned as director of company B on October 02, 2022 and is no longer a shareholder of company B.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography*:

	For the year ended December 31, 2022
	Nevada	Seychelles	Hong Kong	Malaysia	Total

Revenue	$-	$-	$-	$1,849,047	$1,849,047
Cost of revenue	-	-	-	(1,404,054)	(1,404,054)
Depreciation and amortization	-	-	-	(72,441)	(72,441)
Net (loss) / profit before taxation	(43,174)	(11,643)	(3,951)	56,347	(2,421)

Total assets	$27,294	$7,056	$14,264	$333,310	$381,924

	For the year ended December 31, 2021
	Nevada	Seychelles	Hong Kong	Malaysia	Total

Revenue	$-	$-	$-	$1,958,655	$1,958,655
Cost of revenue	-	-	-	(1,459,531)	(1,459,531)
Depreciation and amortization	-	-	-	(65,382)	(65,382)
Net (loss) / profit before taxation	(43,429)	(1,427)	(4,937)	200,071	150,278

Total assets	$7,366	$6,475	$16,287	$468,183	$498,311

*	Revenues and costs are attributed to countries based on the location of customers.

18. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022 up through the date the Company issued the audited consolidated financial statements.

On January 18, 2023, DSwiss (HK) Limited acquired 150,000 shares, representing 60% equity interest in DSwiss Biotech Sdn. Bhd., from the other party with consideration of RM 1. After such acquisition, DSwiss Biotech Sdn. Bhd. became a wholly owned subsidiary of DSwiss (HK) Limited.

