Form 10-Q
period 2023-03-31
DSwiss Inc
filed 2023-05-15
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2023

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

Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2023
Common Stock, $.0001 par value	206,904,585

1

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2023 and December 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2023	December 31, 2022
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$154,834	$214,269
Accounts receivable	31,427	17,492
Other receivables, prepaid expenses and deposit	19,882	21,749
Tax recoverable	744	745
Inventories	5,728	7,483
Total Current Assets	212,615	261,738

NON-CURRENT ASSETS
Plant and equipment, net	64,578	72,179
Intangible assets, net	3,184	3,459
Operating lease right -of-use, net	33,579	44,548
Total Non-Current Assets	101,341	120,186

TOTAL ASSETS	$313,956	$381,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$15,283	$29,539
Other payables and accrued liabilities	138,630	154,710
Finance lease liability	12,431	16,515
Operating lease liability	33,579	44,548
Total Current Liabilities	199,923	245,312

NON- CURRENT LIABILITIES
Finance lease liability	38,397	38,461
Total non-current liabilities	38,397	38,461

TOTAL LIABILITIES	$238,320	$283,773

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,585 shares issued and outstanding as of March 31, 2023 and December 31, 2022 respectively	$20,690	$20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive income/(loss)	37,061	(5,846)
Accumulated deficit	(1,377,541)	(1,324,002)

TOTAL DSWISS, INC. STOCKHOLDERS’ EQUITY	$75,636	$86,268
NON-CONTROLLING INTEREST	-	11,883
TOTAL STOCKHOLDERS’ EQUITY	75,636	98,151

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$313,956	$381,924

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2023	2022
REVENUE	$265,921	$447,637

COST OF REVENUE	(183,937)	(332,375)

GROSS PROFIT	81,984	115,262

OTHER INCOME	1,504	4,684

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(87,799)	(72,339)

OPERATING EXPENSES	(414)	(440)

FINANCE COST	(1,051)	(2,029)

LEASE EXPENSES	(10,976)	(10,873)

OTHER OPERATING EXPENSES	-	-

(LOSS)/PROFIT BEFORE INCOME TAX	(16,752)	34,265

TAXATION	(171)	-

NET (LOSS)/PROFIT	$(16,923)	34,265
Non-Controlling Interest	-	(3,357)
Other comprehensive income/(loss):
- Foreign currency translation adjustment	42,907	(697)

Comprehensive income	25,984	30,211

Net income per share- Basic and diluted	0.0001	0.0001

Weighted average number of common shares outstanding – Basic and diluted	206,904,585	206,904,585

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”))

(unaudited)

Three Months Ended March 31, 2023 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2022 (audited)	206,904,585	20,690	1,395,426	(5,846)	(1,324,002)	11,883	98,151
Foreign currency translation adjustment	-	-	-	42,907	-	-	42,907
Changes in ownership interests in an associate	-	-	-	-	(36,616)	(11,883)	(48,499)
Net loss	-	-	-	-	(16,923)	-	(16,923)
Balance as of March 31, 2023 (unaudited)	206,904,585	20,690	1,395,426	37,061	(1,377,541)	-	75,636

Three Months Ended March 31, 2022 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2021 (audited)	206,904,585	20,690	1,395,426	(32,985)	(1,309,711)	589	74,009
Foreign currency translation adjustment	-	-	-	(697)	-	(14)	(711)
Net loss	-	-	-	-	30,908	3,357	34,265
Balance as of March 31, 2022 (unaudited)	206,904,600	20,690	1,395,426	(33,682)	(1,278,803)	3,932	107,563

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss)/Profit before income tax	$(16,752)	$34,265
Adjustments to reconcile net (loss)/profit to net cash used in operating activities:
Depreciation and amortization	18,514	18,374
Amortization for intangible assets	257	258
Changes in operating assets and liabilities:
Accounts payable	(14,207)	3,463
Accounts receivable	(13,965)	(110,828)
Other payables and accrued liabilities	(16,244)	62,652
Inventories	1,743	(1,709)
Other receivables, prepaid expenses and deposits	1,830	3,223
Reduction in lease liability	(10,895)	(11,652)
Cash used in operations	(49,719)	(1,954)
Tax paid	(171)	(2,121)
Net cash used in operating activities	(49,890)	(4,075)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	-	(1,495)
Net cash used in investing activity	-	(1,495)

CASH FLOWS FROM FINANCING ACTIVITY:
Repayment of finance lease	(4,056)	(3,935)
Net cash used in financing activity	(4,056)	(3,935)

Effect of exchange rate changes on cash and cash equivalent	(5,489)	4,042

Net decrease in cash and cash equivalents	(59,435)	(5,463)
Cash and cash equivalents, beginning of period	214,269	234,546
CASH AND CASH EQUIVALENTS, END OF PERIOD	$154,834	$229,083
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$(171)	$(2,751)
Interest paid	$(423)	$(442)

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at March 31, 2023 and 2022 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2022. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2023 and 2022 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2022 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2022.

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

The Company, through its subsidiaries, mainly supplies high quality beauty products. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	DSwiss Holding Limited	Seychelles, May 28, 2015	1 share of ordinary share of US$1 each	Investment holding	100%

2.	DSwiss (HK) Limited	Hong Kong, May 28, 2015	1 share of ordinary share of HK$1 each	Supply of beauty products	100%

3.	DSwiss Sdn Bhd	Malaysia, March 10, 2011	2 shares of ordinary share of RM 1 each	Supply of beauty products	100%

4.	DSwiss Biotech Sdn Bhd	Malaysia, March 17, 2016	250,000 shares of ordinary share of RM 1 each	Supply of biotech products	100%

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended March 31, 2023, the Company incurred a net loss of $16,923, suffered an accumulated deficit of $1,377,541 and negative operating cash flow of $49,890. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses. Shipping and handling fees are expensed as incurred for the three months ended March 31, 2023 were $28, while for the three months ended March 31, 2022 were $29.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the three months ended March 31, 2023.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2023	2022

Period-end RM : US$1 exchange rate	4.42	4.21
Period-average RM : US$1 exchange rate	4.39	4.20
Period-end HK$ : US$1 exchange rate	7.85	7.83
Period-average HK$ : US$1 exchange rate	7.84	7.81

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2023, the Company operates in three reportable operating segments in Malaysia and Hong Kong.

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. STOCKHOLDERS’ EQUITY

As of March 31, 2023, the Company had a total of 206,904,585 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

5. PLANT AND EQUIPMENT

	March 31, 2023	December 31, 2022
Computer and software	$105,535	$105,535
Furniture and fittings	6,144	6,144
Office equipment	21,152	21,152
Motor vehicle	135,868	135,868
Total plant and equipment	$268,699	$268,699
Accumulated depreciation	(194,773)	(187,236)
Effect of translation exchange	(9,348)	(9,284)
Plant and equipment, net	$64,578	$72,179

Depreciation expense for the three months ended March 31, 2023 and 2022 were $7,537 and $7,501 respectively.

6. INTANGIBLE ASSETS

	March 31, 2023	December 31, 2022
Trademarks	$12,077	$12,077
Amortization	(8,421)	(8,164)
Effect of translation exchange	(472)	(454)
Intangible assets, net	$3,184	$3,459

Amortization for the three months ended March 31, 2023 and March 31, 2022 were $257 and $258, respectively.

7. OTHER RECEIVABLES, PREPAID EXPENSES AND DEPOSITS

	March 31, 2023	December 31, 2022
Other receivables	$70	$-
Prepaid expenses	176	2,080
Deposits	19,636	19,669
Total prepaid expenses and deposits	$19,882	$21,749

8. INVENTORIES

	March 31, 2023	December 31, 2022
Finished goods, at cost	$5,728	$7,483
Total inventories	$5,728	$7,483

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	March 31, 2023	December 31, 2022
Other payables	$93,883	$100,385
Accrued audit fees	19,070	20,266
Accrued other expenses	10,003	16,683
Accrued professional fees	15,674	17,376
Total payables and accrued liabilities	$138,630	$154,710

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

	As of March 31, 2023	As of December 31, 2022
Finance lease	$54,071	$58,768
Less: interest expense	(3,243)	(3,792)
Net present value of finance lease	50,828	54,976

Current portion	12,431	16,515
Non-current portion	38,397	38,461
Total	$50,828	$54,976

As of March 31, 2023 the maturities of the finance lease for each of the years are as follows:

2023	12,432
2024	17,194
2025	13,131
2026	8,071
Total	$50,828

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. INCOME TAXES

For the three months ended March 2023 and 2022, the local (United States) and foreign components of (loss)/profit before income taxes were comprised of the following:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022

Tax jurisdictions from:
- Local	$(15,398)	$(8,742)
- Foreign, representing
Seychelles	(1,320)	(453)
Hong Kong	(1,069)	(947)
Malaysia	1,035	44,407

(Loss)/Profit before income tax	$(16,752)	$34,265

The provision for income taxes consisted of the following:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Current:
- Local	$-	$-
- Foreign	(171)	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$(171)	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2023, the operations in the United States of America incurred $487,549 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $102,385 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of March 31, 2023, the operations in the Hong Kong incurred $632,172 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $104,308 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

DSwiss Sdn. Bhd. and DSwiss Biotech Sdn. Bhd. are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 15% to 24% on its assessable income. As of March 31, 2023, the operations in the Malaysia incurred $216,104 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 15%. The Company has provided for a full valuation allowance of $32,416 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

12. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended March 31, 2023 and 2022, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Revenue		Percentage of revenue		Accounts receivable

Customer A	$39,864	$-	15%	-%	$-	$-
Customer B	$-	$71,675	-%	16%	$-	$-
Customer C	$36,094	$101,959	14%	23%	$-	$50,852
Customer D	$-	$82,148	-%	18%	$-	$-
Customer E	$51,254	$58,037	19%	13%	$16,957	$36,037
Customer F	$64,171	$-	24%	-%	$-	$-
Customer G	$42,287	$-	16%	-%	$-	$-
	$233,670	$313,819	88%	70%	$16,957	$86,889

(b) Major vendors

For three months ended March 31, 2023 and 2022, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Purchase		Percentage of purchase		Accounts payable

Vendor A	$23,998	$104,929	13%	31%	$-	$-
Vendor B	$92,571	$57,071	50%	17%	$-	$-
Vendor C	$24,602	$72,290	13%	22%	$10,626	$6,568
	$141,171	$234,290	76%	70%	$10,626	$6,568

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

The operating lease right and lease liability as follow:

As of March 31, 2023 and December 31, 2022, operating lease right of use asset as follow:

	As of March 31, 2023	As of December 31, 2022
As of beginning of the period/year	$44,548	$92,606
Accumulated amortization	(10,977)	(42,310)
Effect of translation exchange	8	(5,748)
Balance as of end of the period/year	$33,579	$44,548

As of March 31, 2023 and December 31, 2022, the amortization of the operating lease right of use asset are $10,977 and $42,310 respectively.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of March 31, 2023, operating lease liability as follow:

As of January 1, 2023	$44,548
Less: gross repayment	(11,481)
Add: imputed interest	504
Effect of translation exchange	8
Balance as of March 31, 2023	$33,579
Less: lease liability current portion	(33,579)
Lease liability non-current portion	$-

Maturities of operating lease obligation as follow:

Year ending
December 31, 2023	33,579
Total	$33,579

Other information:

	As of March 31, 2023	As of December 31, 2022
	(unaudited)	(audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$10,895	$42,212
Right-of-use assets obtained in exchange for operating lease liabilities	33,579	44,548
Remaining lease term for operating lease (years)	0.75	1
Weighted average discount rate for operating lease	5.4%	5.4%

As of March 31, 2023 and December 31, 2022, lease expenses were $10,977 and $42,310 respectively.

14. RELATED PARTY TRANSACTIONS

For the period ended March 31, 2023 the Company has the following transactions with related party:

	For the period ended March 31, 2023	For the period ended March 31, 2022
Professional Fees:
- Related party A	$1,500	$1,500

Sales
- Related party B	$-	$101,959
- Related party C	42,287	3,504
- Related party D	-	-

Total	$43,787	$106,963

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

15. SEGMENTED INFORMATION

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography*:

	For the period ended March 31, 2023
	Nevada	Seychelles	Hong Kong	Malaysia	Total

Revenues	$-	$-	$-	$265,921	$265,921
Cost of revenues	-	-	-	(183,937)	(183,937)
Depreciation and amortization	-	-	-	(18,514)	(18,514)
Net (loss)/profit before taxation	(15,398)	(1,320)	(1,069)	1,035	(16,752)

Total assets	$14,136	$12,481	$14,569	$272,770	$313,956

	For the period ended March 31, 2022
	Nevada	Seychelles	Hong Kong	Malaysia	Total

Revenues	$-	$-	$-	$447,637	$447,637
Cost of revenues	-	-	-	(332,375)	(332,375)
Depreciation and amortization	-	-	(258)	(18,116)	(18,374)
Net (loss)/profit before taxation	(8,742)	(453)	(947)	44,407	34,265

Total assets	$7,204	$6,397	$15,810	$526,563	$555,974

*	Revenues and costs are attributed to countries based on the location of customers.

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2023 up through the date the Company issued the consolidated financial statements.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the Three Months Ended March 31, 2023 and March 31, 2022.

For the three months ended March 31, 2023 and 2022, we realized revenue in the amount of $265,921 and $447,637 respectively. Our gross profits for the three months ended March 31, 2023 and 2022 were $81,984 and $115,262 respectively, which is less than $33,278 for the three months ended March 31, 2022. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

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

Our net loss for the three months ended March 31, 2023 was $16,923 and net profit for the three months ended March 31, 2022 was $34,265.

Liquidity and Capital Resources

For the three months ended March 31, 2023 and 2022, we had cash and cash equivalents of $154,834 and $229,083 respectively. We have negative operating cash flow and we need to meet our working capital requirements to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was $49,890, compared to net cash used in operating activities was $4,075 in the prior period. The operating cash flow performance primarily reflects decrease in accounts payable, other payables and accrued liabilities to the prior period.

Investing Activities

For the three months ended March 31, 2023 and 2022, net cash used in investing activities were $0 and $1,495 respectively, reflecting the cost in purchase of plant and equipment.

Financing Activities

For the three months ended March 31, 2023 and 2022, net cash used in financing activities were $4,056 and $3,935 respectively resulted from the repayment of finance lease.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of plant and equipment. There were $0 and $1,495 used to purchase the computer and software and office equipment for the three months periods ended March 31, 2023 and 2022 respectively.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2023.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2023

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer,
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

