Form 10-Q
period 2023-06-30
DSwiss Inc
filed 2023-08-14
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2023

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

Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2023
Common Stock, $.0001 par value	206,904,585

1

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2023 and December 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2023	December 31, 2022
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$113,543	$214,269
Accounts receivable	87,081	17,492
Other receivables, prepaid expenses and deposit	19,330	21,749
Tax recoverable	705	745
Inventories	4,378	7,483
Total Current Assets	225,037	261,738

NON-CURRENT ASSETS
Plant and equipment, net	54,472	72,179
Intangible assets, net	2,932	3,459
Operating lease right -of-use, net	21,354	44,548
Total Non-Current Assets	78,758	120,186

TOTAL ASSETS	$303,795	$381,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$48,092	$29,539
Other payables and accrued liabilities	137,495	154,710
Finance lease liability	7,895	16,515
Operating lease liability	21,354	44,548
Total Current Liabilities	214,836	245,312

NON- CURRENT LIABILITIES
Finance lease liability	36,381	38,461
Total non-current liabilities	36,381	38,461

TOTAL LIABILITIES	$251,217	$283,773

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,585 shares issued and outstanding as of June 30, 2023 and December 31, 2022 respectively	$20,690	$20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive income/(loss)	26,006	(5,846)
Accumulated deficit	(1,389,544)	(1,324,002)

TOTAL DSWISS, INC. STOCKHOLDERS’ EQUITY	$52,578	$86,268
NON-CONTROLLING INTEREST	-	11,883
TOTAL STOCKHOLDERS’ EQUITY	52,578	98,151

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$303,795	$381,924

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
	$	$	$	$
REVENUE	355,274	739,595	621,195	1,187,232

COST OF REVENUE	(263,561)	(663,012)	(447,498)	(995,387)

GROSS PROFIT	91,713	76,583	173,697	191,845

OTHER INCOME	1,574	709	3,078	5,393

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(93,259)	(83,902)	(181,058)	(156,241)

OPERATING EXPENSES	(380)	(348)	(794)	(788)

FINANCE COST	(817)	(1,615)	(1,868)	(3,644)

LEASE EXPENSES	(10,670)	(10,564)	(21,646)	(21,437)

(LOSS)/PROFIT BEFORE INCOME TAX	(11,839)	(19,137)	(28,591)	15,128

TAXATION	(164)	-	(335)	-

NET (LOSS)/PROFIT	(12,003)	(19,137)	(28,926)	15,128
Non-Controlling Interest	-	8,281	-	4,924
Other comprehensive (loss)/income
- Foreign currency translation adjustment	(11,054)	(4,327)	31,852	(5,024)

TOTAL COMPREHENSIVE (LOSS)/INCOME	(23,057)	(15,183)	2,926	15,028

NET (LOSS)/INCOME PER SHARE – BASIC AND DILUTED	(0.0001)	(0.00007)	0.00001	0.000007

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	206,904,585	206,904,585	206,904,585	206,904,585

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(Currency expressed in United States Dollars (“US$”))

(unaudited)

Six Months Ended June 30, 2023 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2022 (audited)	206,904,585	20,690	1,395,426	(5,846)	(1,324,002)	11,883	98,151
Foreign currency translation adjustment	-	-	-	31,852	-	-	31,852
Changes in ownership interests in an associate	-	-	-	-	(36,616)	(11,883)	(48,499)
Net loss	-	-	-	-	(28,926)	-	(28,926)
Balance as of June 30, 2023 (unaudited)	206,904,585	20,690	1,395,426	26,006	(1,389,544)	-	52,578

Six Months Ended June 30, 2022 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	CONTROLLING INTEREST	TOTAL EQUITY

Balance as of December 31, 2021 (audited)	206,904,585	20,690	1,395,426	(32,985)	(1,309,711)	589	74,009
Foreign currency translation adjustment	-	-	-	(5,024)	-	106	(4,918)
Net profit/(loss)	-	-	-	-	20,052	(4,924)	15,128
Balance as of June 30, 2022 (unaudited)	206,904,585	20,690	1,395,426	(38,009)	(1,289,659)	(4,229)	84,219

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/profit before income tax	$(28,591)	$15,128
Adjustments to reconcile net (loss)/profit to net cash (used in)/generated from operating activities:
Depreciation and amortization	36,022	37,129
Amortization for intangible assets	514	515
Changes in operating assets and liabilities:
Accounts payable	20,150	24,332
Accounts receivable	(70,535)	(27,479)
Other payables and accrued liabilities	(11,582)	(3,917)
Inventories	2,700	4,490
Other receivables, prepaid expenses and deposits	1,243	3,361
Lease liabilities	(20,786)	(21,612)
Right of use	-	761
Tax payable	-	340
Cash (used in)/generated from operations	(70,865)	33,048
Tax paid	(335)	(494)
Reversal of deferred tax liabilities	-	(1,927)
Net cash (used in)/generated from operating activities	(71,200)	30,627

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	-	(6,903)
Net cash used in investing activity	-	(6,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of finance lease	(7,727)	(7,690)
Net cash used in financing activities	(7,727)	(7,690)

Effect of exchange rate changes on cash and cash equivalent	(21,799)	(12,424)

Net (decrease)/increase in cash and cash equivalents	(100,726)	3,610
Cash and cash equivalents, beginning of period	214,269	234,546
CASH AND CASH EQUIVALENTS, END OF PERIOD	$113,543	$238,156
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$(335)	$(494)
Interest paid	$(414)	$(433)

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at June 30, 2023 and 2022 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2022. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2023 and 2022 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2022 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2022.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended June 30, 2023, the Company incurred a net loss of $28,926, suffered an accumulated deficit of $1,389,544 and negative operating cash flow of $71,200. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the six months ended June 30, 2023.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2023	2022

Period-end RM : US$1 exchange rate	4.67	4.41
Period-average RM : US$1 exchange rate	4.45	4.29
Period-end HK$ : US$1 exchange rate	7.84	7.85
Period-average HK$ : US$1 exchange rate	7.84	7.83

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the six months ended June 30, 2023, the Company operates in three reportable operating segments in Malaysia and Hong Kong.

Recently Adopted Accounting Standards

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topics 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. In November 2019, the FASB issued ASU 2019-10 highlighted the adoption timeline. For smaller reporting entities, Topic 326 is effective for annual periods beginning after December 15, 2022, including interim period within those fiscal years, of which is effective for the Company on January 1, 2023 as the Company is qualified as a smaller reporting company. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Credit loss rate is determined by historical collection based on aging schedule, adjusted for current conditions using reasonable and supportable forecast. Based on the aging categorization and the adjusted loss per category, an allowance for credit losses is calculated by multiplying the adjusted loss rate with the amortized cost in the respective age category.

Recently Issued Accounting Standard

The Company reviews new accounting standards as issued. Management has not identified any other new standards that is believes will have a significant impact on the Company’s financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. STOCKHOLDERS’ EQUITY

As of June 30, 2023, the Company had a total of 206,904,585 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

5. PLANT AND EQUIPMENT

	June 30, 2023	December 31, 2022
Computer and software	$105,535	$105,535
Furniture and fittings	6,144	6,144
Office equipment	21,152	21,152
Motor vehicle	135,868	135,868
Total plant and equipment	$268,699	$268,699
Accumulated depreciation	(201,612)	(187,236)
Effect of translation exchange	(12,615)	(9,284)
Plant and equipment, net	$54,472	$72,179

Depreciation expense for the three months and six months ended June 30, 2023 were $6,839 and $14,376 respectively.

Depreciation expense for the three months and six months ended June 30, 2022 were $8,191 and $15,692 respectively.

6. INTANGIBLE ASSETS

	June 30, 2023	December 31, 2022
Trademarks	$12,077	$12,077
Amortization	(8,678)	(8,164)
Effect of translation exchange	(467)	(454)
Intangible assets, net	$2,932	$3,459

Amortization for the three months and six months ended June 30, 2023 was $257 and $514 respectively.

Amortization for the three months and six months ended June 30, 2022 was $257 and $515 respectively.

7. OTHER RECEIVABLES, PREPAID EXPENSES AND DEPOSITS

	June 30, 2023	December 31, 2022
Other receivables	$66	$-
Prepaid expenses	658	2,080
Deposits	18,606	19,669
Total prepaid expenses and deposits	$19,330	$21,749

8. INVENTORIES

	June 30, 2023	December 31, 2022
Finished goods, at cost	$4,378	$7,483
Total inventories	$4,378	$7,483

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	June 30, 2023	December 31, 2022
Other payables	$86,508	$100,385
Accrued audit fees	25,636	20,266
Accrued other expenses	12,864	16,683
Accrued professional fees	12,487	17,376
Total payables and accrued liabilities	$137,495	$154,710

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023

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

	As of June 30, 2023	As of December 31, 2022
Finance lease	$46,876	$58,768
Less: interest expense	(2,600)	(3,792)
Net present value of finance lease	44,276	54,976

Current portion	7,895	16,515
Non-current portion	36,381	38,461
Total	$44,276	$54,976

As of June 30, 2023 the maturities of the finance lease for each of the years are as follows:

2023	7,895
2024	16,291
2025	12,441
2026	7,649
Total	$44,276

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. INCOME TAXES

For the six months ended June 30, 2023 and 2022, the local (United States) and foreign components of (loss)/profit before income taxes were comprised of the following:

	For the six months ended June 30, 2023	For the six months ended June 30, 2022

Tax jurisdictions from:
- Local	$(35,199)	$(20,770)
- Foreign, representing
Seychelles	(3,178)	(2,169)
Hong Kong	(3,540)	(2,064)
Malaysia	13,326	40,131

(Loss)/Profit before income tax	$(28,591)	$15,128

The provision for income taxes consisted of the following:

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Current:
- Local	$-	$-
- Foreign	(335)	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$(335)	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2023, the operations in the United States of America incurred $507,350 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $106,544 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of June 30, 2023, the operations in the Hong Kong incurred $634,643 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $104,716 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

DSwiss Sdn. Bhd. and DSwiss Biotech Sdn. Bhd. are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 15% to 24% on its assessable income. As of June 30, 2023, the operations in the Malaysia incurred $203,977 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 15%. The Company has provided for a full valuation allowance of $30,597 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

12. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended June 30, 2023 and 2022, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Revenue		Percentage of revenue		Accounts receivable

Customer A	$-	$346,253	-%	46%	$-	$-
Customer B	$91,754	$155,407	25%	21%	$30,849	$6,843
Customer C	$50,196	$-	14%	-%	$27,475	$-
Customer D	$85,002	$-	24%	-%	$-	$-
	$226,952	$501,660	63%	67%	$58,324	$6,843

For six months ended June 30, 2023 and 2022, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$63,861	$-	10%	-%	$-	$-
Customer B	$-	$416,432	-%	35%	$-	$-
Customer C	$127,102	$255,238	20%	21%	$30,849	$6,843
Customer D	$100,392	$-	16%	-%	$27,475	$-
Customer E	$147,848	$-	24%	-%	$-	$-
	$439,203	$671,670	70%	56%	$58,324	$6,843

(b) Major vendors

For three months ended June 30, 2023 and 2022, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Purchase		Percentage of purchase		Accounts payable

Vendor A	$51,367	$304,423	19%	45%	$-	$-
Vendor B	$75,546	$131,132	29%	19%	$3,722	$-
Vendor C	$71,478	$88,841	27%	13%	$38,604	$26,426
	$198,391	$524,396	75%	77%	$42,326	$26,426

For six months ended June 30, 2023 and 2022, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$74,870	$407,162	17%	45%	$-	$-
Vendor B	$166,206	$187,012	37%	19%	$3,722	$-
Vendor C	$95,572	$159,895	21%	13%	$38,604	$26,426
	$336,648	$754,069	75%	77%	$42,326	$26,426

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023

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

The operating lease right and lease liability as follow:

As of June 30, 2023 and December 31, 2022, operating lease right of use asset as follow:

	As of June 30, 2023	As of December 31, 2022
As of beginning of the period/year	$44,548	$92,606
Accumulated amortization	(21,646)	(42,310)
Effect of translation exchange	(1,548)	(5,748)
Balance as of end of the period/year	$21,354	$44,548

As of June 30, 2023 and December 31, 2022, the amortization of the operating lease right of use asset are $21,646 and $42,310 respectively.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of June 30, 2023, operating lease liability as follow:

As of January 1, 2023	$44,548
Less: gross repayment	(22,488)
Add: imputed interest	842
Effect of translation exchange	(1,548)
Balance as of June 30, 2023	$21,354
Less: lease liability current portion	(21,354)
Lease liability non-current portion	$-

Maturities of operating lease obligation as follow:

Year ending
December 31, 2023	21,354
Total	$21,354

Other information:

	As of June 30, 2023	As of December 31, 2022
	(unaudited)	(audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$20,786	$42,212
Right-of-use assets obtained in exchange for operating lease liabilities	21,354	44,548
Remaining lease term for operating lease (years)	0.5	1
Weighted average discount rate for operating lease	5.4%	5.4%

As of June 30, 2023 and December 31, 2022, lease expenses were $21,646 and $42,310 respectively.

14. RELATED PARTY TRANSACTIONS

For the period ended June 30, 2023 the Company has the following transactions with related party:

	For the period ended June 30, 2023 (Unaudited)	For the period ended June 30, 2022 (Unaudited)
Professional Fees:
- Related party A	$3,000	$3,000

Sales
- Related party B	$127,102	$255,239
- Related party C	45,150	7,572

Total	$175,252	$265,811

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography*:

	For the period ended June 30, 2023
	Nevada	Seychelles	Hong Kong	Malaysia	Total

Revenues	$-	$-	$-	$621,195	$621,195
Cost of revenues	-	-	-	(447,498)	(447,498)
Depreciation and amortization	-	-	(514)	(36,022)	(36,536)
Net (loss)/profit before taxation	(35,199)	(3,178)	(3,540)	13,326	(28,591)

Total assets	$14,274	$21,998	$13,209	$254,314	$303,795

	For the period ended June 30, 2022
	Nevada	Seychelles	Hong Kong	Malaysia	Total

Revenues	$-	$-	$-	$1,187,232	$1,187,232
Cost of revenues	-	-	-	(995,387)	(995,387)
Depreciation and amortization	-	-	(515)	(37,129)	(37,644)
Net (loss)/profit before taxation	(20,770)	(2,169)	(2,064)	40,131	15,128

Total assets	$27,187	$7,055	$14,711	$404,780	$453,733

*	Revenues and costs are attributed to countries based on the location of customers.

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2023 up through the date the Company issued the consolidated financial statements.

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

Results of Operation

For the Three Months and Six Months Ended June 30, 2023 and June 30, 2022.

For the three and six months ended June 30, 2023, we realized revenue in the amount of $355,274 and $621,195, while for the three and six months ended June 30, 2022, we realized revenues in the amount of $739,595 and $1,187,232. Our gross profits for the three and six months ended June 30, 2023 were $91,713 and $173,697, which is more than $15,130 for the three months ended June 30, 2022 but less than $18,148 for the six months ended June 30, 2022. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

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

Our net loss for the three and six months ended June 30, 2023 were $12,003 and $28,926 respectively, while the net loss for three months ended June 30, 2022 was $19,137 and net profit for six months ended June 30, 2022 was $15,128.

Liquidity and Capital Resources

For the six months ended June 30, 2023 and 2022, we had cash and cash equivalents of $113,543 and $238,156 respectively. We have negative operating cash flow and we need to meet our working capital requirements to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was $71,200, compared to net cash generated from operating activities was $30,627 in the prior period. The operating cash flow performance primarily reflects decrease in accounts payable, other payables and accrued liabilities to the prior period.

Investing Activities

For the six months ended June 30, 2023 and 2022, net cash used in investing activities were $0 and $6,903 respectively, reflecting the cost in purchase of plant and equipment.

Financing Activities

For the six months ended June 30, 2023 and 2022, net cash used in financing activities were $7,727 and $7,690 respectively resulted from the repayment of finance lease.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of plant and equipment. There were $0 and $6,903 used to purchase the computer and software and office equipment for the six months periods ended June 30, 2023 and 2022 respectively.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2023.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2023

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

