Form 10-Q
period 2023-09-30
DSwiss Inc
filed 2023-11-14
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2023

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

Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2023
Common Stock, $.0001 par value	206,904,585

1

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2023 and December 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2023	December 31, 2022
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$288,932	$214,269
Accounts receivable	37,240	17,492
Other receivables, prepaid expenses and deposit	19,218	21,749
Tax recoverable	293	745
Inventories	8,143	7,483
Total Current Assets	353,826	261,738

NON-CURRENT ASSETS
Plant and equipment, net	50,588	72,179
Intangible assets, net	2,677	3,459
Operating lease right -of-use, net	10,686	44,548
Total Non-Current Assets	63,951	120,186

TOTAL ASSETS	$417,777	$381,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$102,646	$29,539
Other payables and accrued liabilities	169,281	154,710
Finance lease liability	3,945	16,515
Operating lease liability	10,686	44,548
Total Current Liabilities	286,558	245,312

NON- CURRENT LIABILITIES
Finance lease liability	36,170	38,461
Total non-current liabilities	36,170	38,461

TOTAL LIABILITIES	$322,728	$283,773

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,585 shares issued and outstanding as of September 30, 2023 and December 31, 2022 respectively	$20,690	$20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive income/(loss)	23,481	(5,846)
Accumulated deficit	(1,344,548)	(1,324,002)

TOTAL DSWISS, INC. STOCKHOLDERS’ EQUITY	$95,049	$86,268
NON-CONTROLLING INTEREST	-	11,883
TOTAL STOCKHOLDERS’ EQUITY	95,049	98,151

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$417,777	$381,924

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	$	$	$	$
REVENUE	425,569	426,591	1,046,764	1,613,823

COST OF REVENUE	(281,010)	(193,969)	(728,508)	(1,189,356)

GROSS PROFIT	144,559	232,622	318,256	424,467

OTHER INCOME	1,384	-	4,462	3,410

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(89,202)	(97,457)	(270,260)	(251,716)

OPERATING EXPENSES	(258)	(257)	(1,052)	(1,045)

FINANCE COST	(622)	(1,377)	(2,490)	(5,021)

LEASE EXPENSES	(10,703)	(10,381)	(32,349)	(31,818)

PROFIT BEFORE INCOME TAX	45,158	123,150	16,567	138,277

TAXATION	(162)	(349)	(497)	(349)

NET PROFIT	44,996	122,801	16,070	137,928
Non-Controlling Interest	-	5,112	-	10,036
Other comprehensive (loss)/income
- Foreign currency translation adjustment	(2,525)	(10,430)	29,327	(15,454)

TOTAL COMPREHENSIVE INCOME	42,471	117,483	45,397	132,510

NET INCOME PER SHARE – BASIC AND DILUTED	0.0002	0.0006	0.0002	0.0006

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	206,904,585	206,904,585	206,904,585	206,904,585

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

(Currency expressed in United States Dollars (“US$”))

(unaudited)

Nine Months Ended September 30, 2023 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	CONTROLLING INTEREST		TOTAL EQUITY
Balance as of December 31, 2022 (audited)	206,904,585	20,690	1,395,426	(5,846)	(1,324,002)	11,883		98,151
Foreign currency translation adjustment	-	-	-	29,327	-		-	29,327
Changes in ownership interests in an associate	-	-	-	-	(36,616)	(11,883)		(48,499)
Net profit	-	-	-	-	16,070	-		16,070
Balance as of September 30, 2023 (unaudited)	206,904,585	20,690	1,395,426	23,481	(1,344,548)	-		95,049

Nine Months Ended September 30, 2022 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2021 (audited)	206,904,585	20,690	1,395,426	(32,985)	(1,309,711)	589	74,009
Foreign currency translation adjustment	-	-	-	(15,454)	-	574	(14,880)
Net profit/(loss)	-	-	-	-	147,964	(10,036)	137,928
Balance as of September 30, 2022 (unaudited)	206,904,585	20,690	1,395,426	(48,439)	(1,161,747)	(8,873)	197,057

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit before income tax	$16,567	$138,277
Adjustments to reconcile net profit to net cash generated from operating activities:
Depreciation and amortization	50,650	54,674
Amortization for intangible assets	772	772
Changes in operating assets and liabilities:
Accounts payable	30,140	12,064
Accounts receivable	23,937	(47,955)
Other payables and accrued liabilities	20,476	(115,925)
Inventories	(1,105)	6,352
Other receivables, prepaid expenses and deposits	1,235	24,469
Lease liabilities	(31,209)	(29,930)
Amount due to director	-	(36,439)
Cash generated from operations	111,463	6,359
Tax paid	(74)	(491)
Net cash generated from operating activities	111,389	5,868

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	(364)	(8,220)
Net cash used in investing activity	(364)	(8,220)

CASH FLOWS FROM FINANCING ACTIVITY:
Repayment of finance lease	(11,586)	(11,091)
Net cash used in financing activity	(11,586)	(11,091)

Effect of exchange rate changes on cash and cash equivalent	(24,776)	(30,687)

Net increase/(decrease) in cash and cash equivalents	74,663	(44,130)
Cash and cash equivalents, beginning of period	214,269	234,546
CASH AND CASH EQUIVALENTS, END OF PERIOD	$288,932	$190,416
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$(74)	$(491)
Interest paid	$(410)	$(425)

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at September 30, 2023 and 2022 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2022. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2023 and 2022 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2022 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2022.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended September 30, 2023, the Company suffered an accumulated deficit of $1,344,548. This factor raises substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the nine months ended September 30, 2023.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2023	2022

Period-end RM : US$1 exchange rate	4.70	4.64
Period-average RM : US$1 exchange rate	4.53	4.36
Period-end HK$ : US$1 exchange rate	7.83	7.85
Period-average HK$ : US$1 exchange rate	7.84	7.84

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. STOCKHOLDERS’ EQUITY

As of September 30, 2023, the Company had a total of 206,904,585 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

5. PLANT AND EQUIPMENT

	September 30, 2023	December 31, 2022
Computer and software	$105,535	$105,535
Furniture and fittings	6,144	6,144
Office equipment	21,516	21,152
Motor vehicle	135,868	135,868
Total plant and equipment	$269,063	$268,699
Accumulated depreciation	(205,538)	(187,236)
Effect of translation exchange	(12,937)	(9,284)
Plant and equipment, net	$50,588	$72,179

Depreciation expense for the three months and nine months ended September 30, 2023 were $3,926 and $18,302 respectively.

Depreciation expense for the three months and nine months ended September 30, 2022 were $7,164 and $22,856 respectively.

6. INTANGIBLE ASSETS

	September 30, 2023	December 31, 2022
Trademarks	$12,077	$12,077
Amortization	(8,936)	(8,164)
Effect of translation exchange	(464)	(454)
Intangible assets, net	$2,677	$3,459

Amortization for the three months and nine months ended September 30, 2023 was $258 and $772 respectively.

Amortization for the three months and nine months ended September 30, 2022 was $257 and $772 respectively.

7. OTHER RECEIVABLES, PREPAID EXPENSES AND DEPOSITS

	September 30, 2023	December 31, 2022
Other receivables	$66	$-
Prepaid expenses	655	2,080
Deposits	18,497	19,669
Total prepaid expenses and deposits	$19,218	$21,749

8. INVENTORIES

	September 30, 2023	December 31, 2022
Finished goods, at cost	$8,143	$7,483
Total inventories	$8,143	$7,483

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	September 30, 2023	December 31, 2022
Other payables	$104,755	$100,385
Accrued audit fees	36,862	20,266
Accrued other expenses	13,383	16,683
Accrued professional fees	14,281	17,376
Total payables and accrued liabilities	$169,281	$154,710

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

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

	As of September 30, 2023	As of December 31, 2022
Finance lease	$42,273	$58,768
Less: interest expense	(2,158)	(3,792)
Net present value of finance lease	40,115	54,976

Current portion	3,945	16,515
Non-current portion	36,170	38,461
Total	$40,115	$54,976

As of September 30, 2023 the maturities of the finance lease for each of the years are as follows:

2023	3,945
2024	16,197
2025	12,369
2026	7,604
Total	$40,115

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. INCOME TAXES

For the nine months ended September 30, 2023 and 2022, the local (United States) and foreign components of profit before income taxes were comprised of the following:

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022

Tax jurisdictions from:
- Local	$(53,487)	$(30,867)
- Foreign, representing
Seychelles	(6,454)	(2,543)
Hong Kong	(4,816)	(3,055)
Malaysia	81,324	174,742

Profit before income tax	$16,567	$138,277

The provision for income taxes consisted of the following:

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Current:
- Local	$-	$-
- Foreign	(497)	(349)

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$(497)	$(349)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2023, the operations in the United States of America incurred $525,638 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $110,384 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of September 30, 2023, the operations in the Hong Kong incurred $635,919 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $104,927 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

DSwiss Sdn. Bhd. and DSwiss Biotech Sdn. Bhd. are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 15% to 24% on its assessable income. As of September 30, 2023, the operations in the Malaysia incurred $136,141 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 15%. The Company has provided for a full valuation allowance of $20,421 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

12. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended September 30, 2023 and 2022, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Revenue		Percentage of revenue		Accounts receivable

Customer A	$62,284	$-	14%	-%	$-	$-
Customer B	$-	$96,968	-%	22%	$-	$-
Customer C	$74,508	$105,004	17%	23%	$15,335	$40,729
Customer D	$98,487	$55,323	23%	12%	$16,613	$-
Customer E	$142,344	$-	33%	-%	$-	$-
	$377,623	$257,295	87%	57%	$31,948	$40,729

For nine months ended September 30, 2023 and 2022, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$125,478	$-	12%	-%	$-	$-
Customer B	$-	$506,241	-%	31%	$-	$-
Customer C	$200,283	$355,854	19%	22%	$15,335	$40,729
Customer D	$197,831	$165,491	19%	10%	$16,613	$-
Customer E	$288,649	$-	28%	-%	$-	$-
	$812,241	$1,027,586	78%	63%	$31,948	$40,729

(b) Major vendors

For three months ended September 30, 2023 and 2022, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Purchase		Percentage of purchase		Accounts payable

Vendor A	$45,004	$44,229	17%	22%	$10,303	$3,910
Vendor B	$147,361	$71,890	56%	35%	$54,633	$-
Vendor C	$-	$24,337	-%	12%	$15,761	$14,981
Vendor D	$-	$28,449	-%	14%	$-	$-
	$192,365	$168,905	73%	83%	$80,697	$18,891

For nine months ended September 30, 2023 and 2022, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$119,092	$444,392	16%	38%	$10,303	$3,910
Vendor B	$311,832	$255,687	43%	22%	$54,633	$-
Vendor C	$118,417	$182,350	16%	15%	$15,761	$14,981
	$549,341	$882,429	75%	75%	$80,697	$18,891

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

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

The operating lease right and lease liability as follow:

As of September 30, 2023 and December 31, 2022, operating lease right of use asset as follow:

	As of September 30, 2023	As of December 31, 2022
As of beginning of the period/year	$44,548	$92,606
Accumulated amortization	(32,349)	(42,310)
Effect of translation exchange	(1,513)	(5,748)
Balance as of end of the period/year	$10,686	$44,548

As of September 30, 2023 and December 31, 2022, the amortization of the operating lease right of use asset are $32,349 and $42,310 respectively.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of September 30, 2023, operating lease liability as follow:

As of January 1, 2023	$44,548
Less: gross repayment	(33,379)
Add: imputed interest	1,030
Effect of translation exchange	(1,513)
Balance as of September 30, 2023	$10,686
Less: lease liability current portion	(10,686)
Lease liability non-current portion	$-

Maturities of operating lease obligation as follow:

Year ending
December 31, 2023	10,686
Total	$10,686

Other information:

	As of September 30, 2023	As of December 31, 2022
	(unaudited)	(audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$31,209	$42,212
Right-of-use assets obtained in exchange for operating lease liabilities	10,686	44,548
Remaining lease term for operating lease (years)	0.25	1
Weighted average discount rate for operating lease	5.4%	5.4%

As of September 30, 2023 and December 31, 2022, lease expenses were $32,349 and $42,310 respectively.

14. RELATED PARTY TRANSACTIONS

For the period ended September 30, 2023 the Company has the following transactions with related party:

	For the period ended September 30, 2023	For the period ended September 30, 2022
	(Unaudited)	(Unaudited)
Professional Fees:
- Related party A	$6,700	$6,700

Sales
- Related party B	$200,283	$355,854
- Related party C	46,700	4,478

Total	$253,683	$367,032

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography*:

	For the period ended September 30, 2023
	Nevada	Seychelles	Hong Kong	Malaysia	Total

Revenue	$-	$-	$-	$1,046,764	$1,046,764
Cost of revenue	-	-	-	(728,508)	(728,508)
Depreciation and amortization	-	-	(772)	(50,650)	(51,422)
Net (loss)/profit before taxation	(53,487)	(6,454)	(4,816)	81,324	16,567

Total assets	$11,522	$19,098	$11,305	$375,852	$417,777

	For the period ended September 30, 2022
	Nevada	Seychelles	Hong Kong	Malaysia	Total

Revenue	$-	$-	$-	$1,613,823	$1,613,823
Cost of revenue	-	-	-	(1,189,356)	(1,189,356)
Depreciation and amortization	-	-	(772)	(54,674)	(55,446)
Net (loss)/profit before taxation	(30,867)	(2,543)	(3,055)	174,742	138,277

Total assets	$27,186	$7,056	$14,448	$351,821	$400,511

*	Revenues and costs are attributed to countries based on the location of customers.

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2023 up through the date the Company issued the consolidated financial statements.

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

Results of Operation

For the Three Months and Nine Months Ended September 30, 2023 and September 30, 2022.

For the three and nine months ended September 30, 2023, we realized revenue in the amount of $425,569 and $1,046,764, while for the three and nine months ended September 30, 2022, we realized revenues in the amount of $426,591 and $1,613,823. Our gross profits for the three and nine months ended September 30, 2023 were $144,559 and $318,256, which is less than $88,063 and $106,211 for the three months ended September 30, 2022 and for the nine months ended September 30, 2022. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

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

Our net profit for the three and nine months ended September 30, 2023 were $44,996 and $16,070 respectively, while the net profit for the three and nine months ended September 30, 2022 were $122,801 and $137,928.

Liquidity and Capital Resources

For the nine months ended September 30, 2023 and 2022, we had cash and cash equivalents of $288,932 and $190,416 respectively. We have negative operating cash flow and we need to meet our working capital requirements to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the nine months ended September 30, 2023, net cash generated from operating activities was $111,389, compared to net cash generated from operating activities was $5,868 in the prior period. The operating cash flow performance primarily reflects increase in accounts payable, other payables and accrued liabilities to the prior period.

Investing Activities

For the nine months ended September 30, 2023 and 2022, net cash used in investing activities were $364 and $8,220 respectively, reflecting the cost in purchase of plant and equipment.

Financing Activities

For the nine months ended September 30, 2023 and 2022, net cash used in financing activities were $11,586 and $11,091 respectively resulted from the repayment of finance lease.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of plant and equipment. There were $364 and $8,220 used to purchase the computer and software and office equipment for the nine months periods ended September 30, 2023 and 2022 respectively.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2023.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2023

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

9