Form 10-K
period 2023-12-31
DSwiss Inc
filed 2024-03-29
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2023

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2023
Common Stock, $.0001 par value	206,904,585

DSwiss, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2023

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

With our experience and knowledge, we have further increased our ODM/OEM clientele in 2023 and have also improve our brand’s recognition within the sector. Today, manufacturers must possess more specialised knowledge, R&D experience, and cutting-edge technologies due to the rapidly increasing demand for high-quality products. Our goal at DSwiss is to be a solid and trustworthy service provider and partner for individuals who are dedicated to the success of their brands of health and beauty products.

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

Our ODM/OEM Services

Overview

➢	We are Turnkey Private Label Manufacturing Services provider for nutraceutical and skincare/ personal care ODM/OEM products.
➢	Provides a one-stop services ranges from research and development of custom formulation, manufacturing and production, packaging and shipping including import and export and all licenses needed. We also provide premium services, strict lab testing and quality control, with efficient production
➢	Our professionals provide custom formulation that are scientifically-proven and naturally-effective, high-value added formulations and products
➢	Our production facilities are in compliance with national and international standards including GMP (Good Manufacturing Practices), HACCP (Hazard Analysis and Critical Control Point), JAKIM Halal, ISO and MESTI.

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

➢	Fortified with nutrients, minerals, vitamins and bioactive compounds that promote good health including avoid nutritional deficiencies, maintain intake of adequate nutrients, and maintain good physiological functions.
➢	Our experienced and professional food technologies and scientist team would formulate the food supplement in which they come in different forms (powder, liquid, chewable tablets, jellies, tea-bags, capsules and gummies).
➢	Aims to formulate with natural, effective, proprietary standardized extracts and scientifically proven ingredients.

Skincare Products

➢	Skincare products are essential to fulfil people’s pursuit of beauty with a range of practices that enhances and care for skin integrity, conditions and appearance.
➢	Experienced R&D team aims to formulate with effective ingredients that are naturally effective and scientifically-proven to possess beautifying functions; and at the same time safe with the use of appropriate type and amount. For example, free from banned substances, heavy metals and allergens.
➢	Able to provides skincare product in various forms like serum, toner, cleanser, essence, cream, facial mask, gel, lotion to meet specialized needs.

Personal Care Products

➢	Personal care products describe a range of consumable products intended to maintain personal hygiene, personal grooming or for beautification purposes. Such products include cosmetics, shower gel, shampoo, soap, scrub, exfoliant, toothpaste, gel, sunscreen, conditioner and lotion.
➢	The application of personal care products can be used any intended body parts such as skin, nails, hair, lips, oral or external genital organs.
➢	Can be introduced: rubbed, poured, sprinkled, sprayed, or directly applied in order to cleanse, beautifying, altering appearance or maintain personal hygiene like protect from germs, prevent bad odor, and keep in good condition.

Pet-Care Products

➢	Adhering to the philosophy of equality of life, we ventured into the sector of pet-care products with the aim to provides comprehensive care to beloved pets with the intention to improve pet’s quality of life.
➢	Provides pet-care products including pet shampoo intended to hygiene, grooming and beautification.
➢	Customized formulation that are suitable for specific needs of pets requirement such as mild and gentle to sensitive animal’s skin that are different from a human, but at the same time effective to address health issues or to improve conditions.

Pet Wellness Supplement

➢	With an increasing emphasis on pet health and well-being, we recognize the opportunity to provide premium-quality supplements tailored to address the specific needs of pets.

➢	Leveraging our expertise in research and product development, we are committed to formulating innovative solutions that promote the overall health and vitality of companion animals such as dogs and cats. We aim to deliver innovative solutions that address common health concerns among pets, thereby enriching the lives of both pets and their owners.

➢	One of our recently developed products is a comprehensive pet wellness supplement targeting skin, joint, and immune health. This carefully formulated supplement combines a synergistic blend of key ingredients known for their beneficial effects on these specific areas of pet health.

Trademark

The Company owned several trademark registers under its subsidiaries in respective jurisdiction of which the subsidiary is operates.

●	Cambodia
●	Malaysia
●	Singapore
●	China
●	Hong Kong
●	India
●	Myanmar
●	Vietnam
●	EUIPO

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

Customers

For the year ended December 31, 2023, the Company has generated $1,470,071 revenue from clients under the ordinary course of business of the Company. The revenue mainly represented OEM/ODM sales of Nutraceutical / Skincare and Medical Consumable Supplies to clients.

Employees

As of December 31, 2023, the Company has eleven (11) full time employees including Mr. Leong Ming Chia who is our Chief Executive Officer, director, secretary and treasurer that works full time.

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

ITEM 1C. CYBERSECURITY

Risk management and strategy

DSwiss, Inc. acknowledges the crucial necessity of establishing, executing, and sustaining strong cybersecurity measures to secure our information systems. This is undertaken to uphold the confidentiality, integrity, and accessibility of our data.

We plan to strategically incorporate cybersecurity risk management into all our comprehensive risk management framework, fostering a corporate culture that prioritizes cybersecurity at all levels. This integration shall be done in stages so as to guarantee that cybersecurity factors are ingrained in our decision-making processes throughout the organization. We plan to incorporate a risk management team to collaborate closely with the IT department, consistently assessing and mitigating cybersecurity risks in alignment with our business goals and operational requirements.

We recognize the intricate and ever-changing nature of cybersecurity threats. To address this, we shall collaborate with external experts, including cybersecurity assessors, consultants, and auditors. This cooperation shall involve regular audits, threat assessments, and consultations to enhance our security measures. These efforts ensure that our cybersecurity strategies adhere to industry best practices and remain effective in safeguarding our systems.

Understanding the potential risks associated with third-party service providers, we shall implemented stringent processes to oversee and manage these concerns. We shall conduct thorough security assessments before engaging with any third-party provider and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This involves quarterly assessments by our management and continuous evaluations by our security engineers. This approach is designed to mitigate the risks of data breaches or other security incidents originating from third-party sources.

We have not encountered cybersecurity issues that have significantly impacted our operational performance or financial status.

Governance

The Board of Directors is fully aware of the vital importance of managing cybersecurity risks. To ensure effective governance in handling these risks, the Board shall implement a strong oversight mechanisms. This reflects our understanding of the significant impact these threats can have on operational integrity and stakeholder confidence.

Our Board of Directors is tasked with overseeing data privacy and cybersecurity risks. They regularly review the Company’s cybersecurity program with management, evaluating the adequacy of controls and security for our information technology systems. Additionally, they assess the Company’s response plan in case of a security breach affecting these systems. Annually, the Board of Directors receives updates on potential cybersecurity incidents, data privacy, and compliance programs, engaging in active discussions with management on cybersecurity risks.

ITEM 2. PROPERTIES

Our principal executive office is located at Unit 18-11, 18-12 & 18-01, Tower A, Vertical Business Suite, Avenue 3, Bangsar South, No. 8, Jalan Kerinchi, 59200, Kuala Lumpur, Malaysia. This location has been rented by DSwiss Sdn Bhd for a 24-month period from January 1, 2022 to December 31, 2023, for an initial deposit of MYR 67,200 and additional monthly payments in the amount of MYR 16,800 over the course of the lease. The office lease is ended on December 31, 2023.

As of December 31, 2023, the tenancy agreement had expired, a new and fresh tenancy agreement for renewal term has yet to be executed. The lease on premises had continued on a month- to-month basis which is terminable by the end of each month.

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

As of December 31, 2023, the Company has an outstanding loan to be settle for aforementioned acquisition of motor vehicle of MYR62,432 (approximately $13,603), of which MYR 41,676 (approximately $9,081) to be settled in 12 instalments in year 2024 and MYR20,756 (approximately $4,523) to be settled in 6 instalments after year 2024.

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

As of December 31, 2023, the Company has an outstanding loan to be settle for aforementioned acquisition of motor vehicle of MYR115,710 (approximately $25,213), of which MYR39,672 (approximately $8,644) to be settled in 12 instalments in year 2024 and MYR76,038 (approximately $16,569) to be settled in 23 instalments after year 2024.

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

Fiscal Year 2023	Highest Bid	Lowest Bid
First Quarter	$0.15	$0.01
Second Quarter	$0.15	$0.10
Third Quarter	$0.11	$0.10
Fourth Quarter	$0.20	$0.03

Holders

As of December 31, 2023, we had 206,904,585 shares of our Common Stock par value, $.0001 issued and outstanding. There were 426 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2023.

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

Results of Operations

Revenues for the year ended December 31, 2023 and 2022

The Company generated revenue of $1,470,071 and $1,849,047 for the year ended December 31, 2023 and 2022 respectively. Revenue has decreased by $378,976 which is a 20.5% decrease comparatively. The revenue mainly represented OEM/ODM sales of Nutraceutical and Skincare Supplies to the customers.

Cost of Revenue and Gross Margin

Cost of revenue for the Company year ended December 31, 2023, amounted to $1,110,846 as compared to $1,404,054 for the year ended December 31, 2022. The decrease of $293,208 in cost of revenue was in line with the decrease in revenue. As a result, the gross profit has decreased from $444,993 for the year ended December 31, 2022 to $359,225 for the year ended December 31, 2023.

Gross margin of the Company has increased from 24.06% in year ended December 31, 2022 to 24.18% in year ended December 31, 2023, which is a net increase of 0.12%.

Cost of revenue comprise of freight-in, cost of goods purchased and packing material cost.

Operating Expenses

Selling, general and administrative expenses for the year ended December 31, 2023 and 2022 amounted to $367,647 and $402,412 respectively, the decrease of $34,765 which is 8.64% lower comparatively.

Operating expenses for the year ended December 31, 2023 and 2022 amounted to $1,342 and $1,303 respectively, the increase of $39 which is 2.99% higher comparatively.

Other Income

The Company recorded an amount of $6,904 and $4,823 as other income for the year ended December 31, 2023 and 2022 respectively. This income is derived from the interest income earned and exchange gain.

Net Loss and Net Loss Margin

Net loss for the year ended December 31, 2023 was $49,535 as compared to $2,937 for the year ended December 31, 2022. The increase in net loss of $46,598 was resulted from the decrease in revenue. Taking into the loss for the year ended December 31, 2023, the accumulated loss for the Company has increased from $1,324,002 to $1,410,153.

Liquidity and Capital Resources

As of December 31, 2023, we had working capital surplus of $21,848 consisting of cash and cash equivalent of $249,110 as compared to working capital surplus of $16,426 and our cash and cash equivalent of $214,269 as of December 31, 2022.

Net cash generated from operating activities for the year ended December 31, 2023 was $45,295 as compared to net cash generated from operating activities of $22,428 for the year ended December 31, 2022. The increase in cash generated from operating activities are mainly resulted from the increase in accounts payable.

Net cash used in investing activity for the year ended December 31, 2023 was $372 as compared to net cash used in investing activity for the year ended 2022 were $62,075. The cash used in investing activities are mainly for purchase of plant and equipment.

Net cash used in financing activities for the year ended December 31, 2023 was $15,890 as compared to net cash used in financing activities $53,955 for the year ended December 31, 2022. The net cash used in financing activities are mainly for the repayment to a director of Company.

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

Shipping and handling fees are expensed as incurred for the year ended December 31, 2023 were $ 5 while for the year ended December 31, 2022 were $ 63.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the year ended December 31, 2023.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended December 31, 2023 and year ended December 31, 2022. The Company and its subsidiary are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of amounts from MYR into US$1, HK$ into US$1 and RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2023	2022

Year-end MYR : US$1 exchange rate	4.59	4.42
Year-average MYR : US$1 exchange rate	4.56	4.41
Year-end HK$ : US$1 exchange rate	7.81	7.81
Year-average HK$ : US$1 exchange rate	7.83	7.83
Year-end RMB : US$1 exchange rate	7.10	6.92
Year-average RMB : US$1 exchange rate	7.08	6.75

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2023.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2023.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Leong Ming Chia	41	Chief Executive Officer, President, Secretary, Treasurer, Director
Wong Sui Ting	51	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year ended December 31, 2023, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leong Ming Chia, Chief Executive Officer,	For the year ended December 31, 2023	39,439	9,311	-	-	-	-	6,338	55,088
President, Secretary, Treasurer, Director (1)	For the year ended December 31, 2022	27,240	5,675	-	-	-	-	4,279	37,194

Wong Sui Ting,	For the year ended December 31, 2023	-	-	-	-	-	-	-	-
Director (2)	For the year ended December 31, 2022	-	-	-	-	-	-	-	-

(1)	On September 8, 2015 Leong Ming Chia was appointed Chief Executive Officer, President and a member of our Board of Directors. On May 31, 2017, upon the resignation of Chua Lee Yee from the position of Chief Financial Officer, Treasurer, Secretary and Director, Leong Ming Chia replaced Chua Lee Yee as the Chief Financial Officer, Treasurer and Secretary of the company.
(2)	On May 31, 2015 Wong Sui Ting was appointed as a member of our Board of Director.

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

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2023.

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leong Ming Chia, Chief Executive Officer,	For the year ended December 31, 2023	39,439	9,311	-	-	-	-	6,338	55,088
President, Secretary, Treasurer, Director (1)	For the year ended December 31, 2022	27,240	5,675	-	-	-	-	4,279	37,194

Wong Sui Ting,	For the year ended December 31, 2022	-	-	-	-	-	-	-	-
Director (2)	For the year ended December 31, 2021	-	-	-	-	-	-	-	-

(1)	On September 8, 2015 Leong Ming Chia was appointed Chief Executive Officer, President and a member of our Board of Directors. On May 31, 2017, upon the resignation of Chua Lee Yee from the position of Chief Financial Officer, Treasurer, Secretary and Director, Leong Ming Chia replaced Chua Lee Yee as the Chief Financial Officer, Treasurer and Secretary of the company.
(2)	On May 31, 2015 Wong Sui Ting was appointed as a member of our Board of Director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2023, the Company has 206,904,585 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2023 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

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

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (206,904,585 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Based on the total issued and outstanding shares of 206,904,585 as of the date of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

For the years ended December 31, 2023 and December 31, 2022, the Company has the following transactions with related party:

	For the year ended December 31, 2023 (Audited)	For the year ended December 31, 2022 (Audited)
Professional Fees:
- Related party A	$13,001	$12,226

Sales
- Related party B	$-	$386,232
- Related party C	48,366	24,261

The related party A is a wholly owned subsidiary of a 7.33% shareholder of the Company.

The related party B’s director and shareholder is the founder of the Company. Founder of the Company resigned as director of company B on October 02, 2022 and is no longer a shareholder of company B.

The related party C’s director is the founder of the Company.

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

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Audit fees	$23,000	$22,700
Audit related fees	-	-
Total	$23,000	$22,700

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

Date: March 29, 2024
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

The Board of Directors and Stockholders of DSwiss, Inc.

Unit 18-11, 18-12 & 18-01, Tower A,

Vertical Business Suite, Avenue 3, Bangsar South,

No. 8, Jalan Kerinchi, 59200, Kuala Lumpur,

Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DSwiss, Inc. (“the Company”) as of December 31, 2022 and December 31, 2023 and the related consolidated statements of operations and consolidated comprehensive income, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for the year ended of December 31, 2022 and December 31, 2023 and the related consolidated notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2023, and the results of its operations and its cash flows for the year ended of December 31, 2022 and December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, as at December 31, 2023 the Company has suffered an accumulated deficit of $1,410,153. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Kuala Lumpur, Malaysia
Date: March 29, 2024

DSWISS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 and 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$249,110	$214,269
Accounts receivable	36,148	17,492
Other receivables, prepaid expenses, and deposit	24,532	21,749
Tax recoverable	299	745
Inventories	6,872	7,483

Total current assets	316,961	261,738

NON-CURRENT ASSETS
Property and equipment, net	48,105	72,179
Intangible assets, net	2,427	3,459
Operating lease right-of-use assets, net	-	44,548

Total non-current assets	50,532	120,186

TOTAL ASSETS	$367,493	$381,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$99,360	$29,539
Other payables and accrued liabilities	174,714	154,710
Finance lease liability	21,039	16,515
Operating lease liability	-	44,548

Total current liabilities	295,113	245,312

NON-CURRENT LIABILITY
Finance lease liability	15,965	38,461

Total non-current liability	15,965	38,461

TOTAL LIABILITIES	311,078	283,773

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,585 shares and 206,904,585 shares issued and outstanding as of December 31, 2023 and 2022 respectively	20,690	20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive income/(loss)	50,452	(5,846)
Accumulated deficit	(1,410,153)	(1,324,002)

TOTAL DSWISS, INC. STOCKHOLDERS’ EQUITY	56,415	86,268
NON-CONTROLLING INTEREST	-	11,883
TOTAL STOCKHOLDERS’ EQUITY	56,415	98,151

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$367,493	$381,924

See accompanying notes to consolidated financial statements.

DSWISS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended December 31, 2023	For the year ended December 31, 2022
REVENUE	$1,470,071	$1,849,047

COST OF REVENUE	(1,110,846)	(1,404,054)

GROSS PROFIT	359,225	444,993

OTHER INCOME	6,904	4,823

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(367,647)	(402,412)

OPERATING EXPENSES	(1,342)	(1,303)

FINANCE COST	(2,919)	(6,212)

LEASE EXPENSES	(43,099)	(42,310)

LOSS BEFORE INCOME TAX	$(48,878)	$(2,421)

INCOME TAXES PROVISION	(657)	(516)

NET LOSS	(49,535)	(2,937)

Non-Controlling Interests	-	(11,354)
Other comprehensive income:
- Foreign currency translation adjustment	56,298	27,139
COMPREHENSIVE INCOME	$6,763	$12,848

Net loss per share- Basic and diluted	(0.0002)	(0.0001)

Weighted average number of common shares outstanding - Basic and diluted	$206,904,585	$206,904,585

See accompanying notes to consolidated financial statements.

DSWISS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE (LOSSES)/GAINS	ACCUMULATED LOSSES	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2021	206,904,585	20,690	1,395,426	(32,985)	(1,309,711)	589	74,009
Foreign currency translation adjustment	-	-	-	27,139	-	(60)	27,079
Net gain	-	-	-	-	(14,291)	11,354	(2,937)
Balance as of December 31, 2022	206,904,585	20,690	1,395,426	(5,846)	(1,324,002)	11,883	98,151
Foreign currency translation adjustment	-	-	-	56,298	-	-	56,298
Changes in ownership interests in an associate	-	-	-	-	(36,616)	(11,883)	(48,499)
Net loss	-	-	-	-	(49,535)	-	(49,535)

Balance as of December 31, 2023	206,904,585	20,690	1,395,426	50,452	(1,410,153)	-	56,415

See accompanying notes to consolidated financial statements

DSWISS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended December 31, 2023	For the year ended December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before tax	$(48,878)	$(2,421)
Adjustments to reconcile net loss to net cash generated from operating activities:
Depreciation and amortization	64,933	72,441
Amortization for intangible assets	1,030	1,029
Changes in operating assets and liabilities:
Accounts receivable	26,440	(15,551)
Accounts payable	25,180	14,702
Inventories	329	8,707
Other payables and accrued liabilities	22,967	(42,440)
Other receivables, prepaid expenses, and deposit	(3,606)	28,995
Reduction in lease liability	(42,862)	(42,212)
Cash generated from operating activities	$45,533	$23,250
Taxation paid	(238)	(822)
Net cash generated from operating activities	$45,295	$22,428

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(373)	(14,376)
Disposal of property and equipment	1	-
Net cash used in investing activities	$(372)	$(14,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to directors	-	(38,284)
Repayment of finance lease	(15,890)	(15,671)
Net cash used in financing activities	$(15,890)	$(53,955)

Effect of exchange rate changes on cash and cash equivalents	5,808	25,626

Net change in cash and cash equivalents	34,841	(20,277)
Cash and cash equivalents, beginning of year	214,269	234,546

CASH AND CASH EQUIVALENTS, END OF YEAR	$249,110	$214,269
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$238	$141
Interest paid	$406	$421

See accompanying notes to consolidated financial statements.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

As of December 31, 2023, the Company suffered an accumulated deficit of $1,410,153. The continuation of the Company as a going concern through December 31, 2023 is dependent upon improving the profitability and the continuing financial support from its major stockholders. Management believes the existing major shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the year ended December 31, 2023.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Translation of amounts from MYR into US$1, HK$ into US$1 and RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2023	2022

Year-end MYR : US$1 exchange rate	4.59	4.42
Year-average MYR : US$1 exchange rate	4.56	4.41
Year-end HK$ : US$1 exchange rate	7.81	7.81
Year-average HK$ : US$1 exchange rate	7.83	7.83
Year-end RMB : US$1 exchange rate	7.10	6.92
Year-average RMB : US$1 exchange rate	7.08	6.75

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. STOCKHOLDERS’ EQUITY

As of December 31, 2023 and 2022, the Company had a total of 206,904,585 and 206,904,585 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

6. PROPERTY AND EQUIPMENT

	As of December 31, 2023	As of December 31, 2022
Computer and software	$102,064	$105,535
Furniture and fittings	6,144	6,144
Office equipment	21,525	21,152
Motor vehicle	135,868	135,868
Total property and equipment	265,601	$268,699
Accumulated depreciation	(205,600)	(187,236)
Effect of translation exchange	(11,896)	(9,284)
Property and equipment, net	$48,105	$72,179

Depreciation expense for the year ended December 31, 2023 and December 31, 2022 were $21,833 and $30,131, respectively.

7. INTANGIBLE ASSETS

	As of December 31, 2023	As of December 31, 2022
Trademarks	$12,077	$12,077
Amortization	(9,194)	(8,164)
Effect of translation exchange	(456)	(454)
Intangible assets, net	$2,427	$3,459

Amortization for the year ended December 31, 2023 and December 31, 2022 were $1,030 and $1,029, respectively.

8. OTHER RECEIVABLES, PREPAID EXPENSES AND DEPOSITS

	As of December 31, 2023	As of December 31, 2022
Other receivables	$5,460	$-
Prepaid expenses	1,932	2,080
Deposits	17,140	19,669
Total other receivables, prepaid expenses and deposits	$24,532	$21,749

9. INVENTORIES

	As of December 31, 2023	As of December 31, 2022
Finished goods, at cost	$6,872	$7,483
Total inventories	$6,872	$7,483

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31, 2023	As of December 31, 2022
Other payables	$114,964	$100,385
Accrued audit fees	30,207	20,266
Accrued other expenses	15,222	16,683
Accrued professional fees	14,321	17,376
Total payables and accrued liabilities	$174,714	$154,710

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

	As of December 31, 2023	As of December 31, 2022
Finance leases	$38,817	$58,768
Less: interest expense	(1,813)	(3,792)
Net present value of finance leases	37,004	54,976

Current portion	21,039	16,515
Non-current portion	15,965	38,461
Total	$37,004	$54,976

As of December 31, 2023, the maturities of the finance leases for each of the years are as follows:

2024	16,570
2025	12,655
2026	7,779
Total	$37,004

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. INCOME TAXES

For the year ended December 31, 2023 and year ended December 31, 2022, the local (United States) and foreign components of (loss)/profit before income taxes were comprised of the following:

	For the year ended December 31, 2023	For the year ended December 31, 2022

Tax jurisdictions from:
- Local	$(51,974)	$(43,174)
- Foreign, representing
Seychelles	(3,207)	(11,643)
Hong Kong	(3,703)	(3,951)
Malaysia	10,006	56,347
Loss before income tax	$(48,878)	$(2,421)

The provision for income taxes consisted of the following:

	For the year ended December 31, 2023	For the year ended December 31, 2022

Current:
- Local	$-	$-
- Foreign	(657)	(516)

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$(657)	$(516)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company for the year ended December 31, 2023 and 2022.

	For the year ended December 31, 2023	For the year ended December 31, 2022
Deferred tax assets:
Net operating loss carry forwards
-United States of America	$(110,066)	$(99,152)
-Seychelles	-	-
-Hong Kong	(104,743)	(104,132)
-Malaysia	(31,143)	(36,884)
-PRC	$-	$-
	(245,952)	(240,168)
Less: valuation allowance	$245,952	$240,168
Deferred tax assets	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Seychelles, Hong Kong, Malaysia, PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of 31 December, 2023, the operations in the United States of America incurred $524,125 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $110,066 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of December 31, 2023, the operations in the Hong Kong incurred $634,806 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $104,743 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Malaysia

DSwiss Sdn Bhd and DSwiss Biotech Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 15% to 24% on its assessable income. As of December 31, 2023, the operations in the Malaysia incurred $207,619 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 15%. The Company has provided for a full valuation allowance of $31,143 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

13. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended December 31, 2023 and 2022, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year-end are presented as follows:

	For the year ended December 31
	2023	2022	2023	2022	2023	2022
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$-	$501,470	-%	26%	$-	$-
Customer B	$263,195	$386,232	18%	20%	$35,247	$-
Customer C	$230,525	$221,638	16%	12%	$-	$-
Customer D	$182,786	$-	12%	12%	$-	$-
Customer E	$494,182	$-	33%	12%	$-	$-
	$1,170,688	$1,109,340	79%	58%	$35,247	$-

(b) Major vendors

For the year ended December 31, 2023 and 2022, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year-end are presented as follows:

	For the year ended December 31
	2023	2022	2023	2022	2023	2022
	Purchases		Percentage of Purchases		Account Payable, Trade
Vendor A	$163,262	$477,099	49%	23%	$5,984	$1,626
Vendor B	$548,438	$331,538	15%	15%	$64,194	$-
Vendor C	$164,854	$221,743	14%	33%	$22,008	$16,759
	$876,554	$1,030,380	78%	71%	$92,186	$18,385

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

As of December 31, 2023, the tenancy agreement had expired, a new and fresh tenancy agreement for renewal term has yet to be executed. The lease on premises had continued on a month- to-month basis which is terminable by the end of each month.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

As of December 31, 2023, operating lease right of use asset as follow:

	Year ended December 31,
	2023	2022
As of January 1,	$44,548	$92,606
Accumulated amortization	(43,099)	(42,310)
Effect of translation exchange	(1,449)	(5,748)
Balance as of December 31	$-	$44,548

As of December 31, 2023, operating lease liability as follow:

As of January 1,	$44,548
Less: gross repayment	(44,171)
Add: imputed interest	1,072
Effect of translation exchange	(1,449)
Balance as of December 31, 2023	$-
Less: lease liability current portion	-
Lease liability non-current portion	$-

For the year ended December 31, 2023 and 2022, the amortization of the operating lease right of use asset are $43,099 and $42,310 respectively.

	Year ended December 31,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$42,862	$42,212
Right-of-use assets obtained in exchange for operating lease liabilities	-	44,548
Remaining lease term for operating lease (years)	-	1
Weighted average discount rate for operating lease	5.40%	5.40%

For the year ended December 31, 2023 and 2022, lease expenses were $43,099 and $42,310 respectively.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY TRANSACTIONS

For the years ended December 31, 2023 and December 31, 2022, the Company has the following transactions with related party:

	For the year ended December 31, 2023 (Audited)	For the year ended December 31, 2022 (Audited)
Professional Fees:
- Related party A	$13,001	$12,226

Sales
- Related party B	$-	$386,232
- Related party C	48,366	24,261

The related party A is a wholly owned subsidiary of a 7.33% shareholder of the Company.

The related party B’s director and shareholder is the founder of the Company. Founder of the Company resigned as director of company B on October 02, 2022 and is no longer a shareholder of company B.

The related party C’s director is the founder of the Company.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography*:

	For the year ended December 31, 2023
	Nevada	Seychelles	Hong Kong	Malaysia	Total

Revenue	$-	$-	$-	$1,470,071	$1,470,071
Cost of revenue	-	-	-	(1,110,846)	(1,110,846)
Depreciation and amortization	-	-	-	(64,933)	(64,933)
Net (loss)/profit before taxation	(51,974)	(3,207)	(3,703)	10,006	(48,878)

Total assets	$19,729	$22,720	$24,545	$300,499	$367,493

	For the year ended December 31, 2022
	Nevada	Seychelles	Hong Kong	Malaysia	Total

Revenue	$-	$-	$-	$1,849,047	$1,849,047
Cost of revenue	-	-	-	(1,404,054)	(1,404,054)
Depreciation and amortization	-	-	-	(72,441)	(72,441)
Net (loss) / profit before taxation	(43,174)	(11,643)	(3,951)	56,347	(2,421)

Total assets	$27,294	$7,056	$14,264	$333,310	$381,924

*	Revenues and costs are attributed to countries based on the location of customers.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023 up through the date the Company issued the audited consolidated financial statements.

