Form 10-Q
period 2024-03-31
DSwiss Inc
filed 2024-05-15
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2024

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

Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2024
Common Stock, $.0001 par value	206,904,585

1

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2024 and December 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2024	December 31, 2023
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$304,885	$249,110
Accounts receivable	61,784	36,148
Other receivables, prepaid expenses and deposit	23,871	24,532
Tax recoverable	291	299
Inventories	6,196	6,872
Total Current Assets	397,027	316,961

NON-CURRENT ASSETS
Plant and equipment, net	43,017	48,105
Intangible assets, net	2,164	2,427
Total Non-Current Assets	45,181	50,532

TOTAL ASSETS	$442,208	$367,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$36,709	$99,360
Other payables and accrued liabilities (including $1,500 and $3,000 of general and administrative expenses payable to a related party)	138,542	174,714
Finance lease liability	16,478	21,039
Total Current Liabilities	191,729	295,113

NON- CURRENT LIABILITIES
Finance lease liability	15,510	15,965
Total non-current liabilities	15,510	15,965

TOTAL LIABILITIES	$207,239	$311,078

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,585 shares issued and outstanding as of March 31, 2024 and December 31, 2023 respectively	$20,690	$20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive income	51,341	50,452
Accumulated deficit	(1,232,488)	(1,410,153)

TOTAL STOCKHOLDERS’ EQUITY	234,969	56,415

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$442,208	$367,493

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2024	2023
REVENUE (including $2,559 and $42,287 of revenue from a related party for the three months ended March 31, 2024 and 2023, respectively)	$471,377	$265,921

COST OF REVENUE	(201,492)	(183,937)

GROSS PROFIT	269,885	81,984

OTHER INCOME	2,152	1,504

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including $1,500 and $1,500 of general and administrative expenses to a related party for the three months ended March 31, 2024 and 2023, respectively)	(93,543)	(87,799)

OPERATING EXPENSES	(329)	(414)

FINANCE COST	(342)	(1,051)

LEASE EXPENSES	-	(10,976)

PROFIT/(LOSS) BEFORE INCOME TAX	177,823	(16,752)

TAXATION	(158)	(171)

NET PROFIT/(LOSS)	177,665	(16,923)

Other comprehensive income:
- Foreign currency translation adjustment	889	42,907

Comprehensive income	178,554	25,984

Net income per share- Basic and diluted	0.0009	0.0001

Weighted average number of common shares outstanding – Basic and diluted	206,904,585	206,904,585

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(unaudited)

Three Months Ended March 31, 2024 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2023 (audited)	206,904,585	20,690	1,395,426	50,452	(1,410,153)	-	56,415
Foreign currency translation adjustment	-	-	-	889	-	-	889
Net profit	-	-	-	-	177,665	-	177,665
Balance as of March 31, 2024 (unaudited)	206,904,600	20,690	1,395,426	51,341	(1,232,488)	-	234,969

Three Months Ended March 31, 2023 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2022 (audited)	206,904,585	20,690	1,395,426	(5,846)	(1,324,002)	11,883	98,151
Foreign currency translation adjustment	-	-	-	42,907	-	-	42,907
Changes in ownership interests in an associate	-	-	-	-	(36,616)	(11,883)	(48,499)
Net loss	-	-	-	-	(16,923)	-	(16,923)
Balance as of March 31, 2023 (unaudited)	206,904,585	20,690	1,395,426	37,061	(1,377,541)	-	75,636

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit/(Loss) before income tax	$177,823	$(16,752)
Adjustments to reconcile net profit/(loss) to net cash generated from/(used in) operating activities:
Depreciation and amortization	3,437	18,514
Amortization for intangible assets	258	257
Changes in operating assets and liabilities:
Accounts payable	(74,639)	(14,207)
Accounts receivable	(11,848)	(13,965)
Other payables and accrued liabilities	(32,798)	(16,244)
Inventories	480	1,743
Other receivables, prepaid expenses and deposits	(38)	1,830
Reduction in lease liability	-	(10,895)
Cash generated from/(used in) operations	62,675	(49,719)
Tax paid	(158)	(171)
Net cash generated from/(used in) operating activities	62,517	(49,890)

CASH FLOWS FROM INVESTING ACTIVITY:
Disposal of plant and equipment	274	-
Net cash generated from investing activity	274	-

CASH FLOWS FROM FINANCING ACTIVITY:
Repayment of finance lease	(3,963)	(4,056)
Net cash used in financing activity	(3,963)	(4,056)

Effect of exchange rate changes on cash and cash equivalent	(3,053)	(5,489)

Net increase/(decrease) in cash and cash equivalents	55,775	(59,435)
Cash and cash equivalents, beginning of period	249,110	214,269
CASH AND CASH EQUIVALENTS, END OF PERIOD	$304,885	$154,834
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$(158)	$(171)
Interest paid	$(392)	$(423)

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at March 31, 2024 and 2023 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2023. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2024 and 2023 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2023 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2023.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended March 31, 2024, the Company suffered an accumulated deficit of $1,232,488. This factor raises substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses. Shipping and handling fees are expensed as incurred for the three months ended March 31, 2024 were $0, while for the three months ended March 31, 2023 were $28.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the three months ended March 31, 2024.

Leases

Prior to November 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective November 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods (see Note 13).

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2024	2023

Period-end RM : US$1 exchange rate	4.72	4.42
Period-average RM : US$1 exchange rate	4.73	4.39
Period-end HK$ : US$1 exchange rate	7.83	7.85
Period-average HK$ : US$1 exchange rate	7.82	7.84

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

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

Recently Issued Accounting Standards

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. STOCKHOLDERS’ EQUITY

As of March 31, 2024, the Company had a total of 206,904,585 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

5. PLANT AND EQUIPMENT

	March 31, 2024	December 31, 2023
Computer and software	$101,431	$102,064
Furniture and fittings	6,144	6,144
Office equipment	21,525	21,525
Motor vehicle	135,868	135,868
Total plant and equipment	$264,968	$265,601
Accumulated depreciation	(208,678)	(205,600)
Effect of translation exchange	(13,273)	(11,896)
Plant and equipment, net	$43,017	$48,105

Depreciation expense for the three months ended March 31, 2024 and 2023 were $3,437 and $7,537 respectively.

6. INTANGIBLE ASSETS

	March 31, 2024	December 31, 2023
Trademarks	$12,077	$12,077
Amortization	(9,452)	(9,194)
Effect of translation exchange	(461)	(456)
Intangible assets, net	$2,164	$2,427

Amortization for the three months ended March 31, 2024 and March 31, 2023 were $258 and $257, respectively.

7. OTHER RECEIVABLES, PREPAID EXPENSES AND DEPOSITS

	March 31, 2024	December 31, 2023
Other receivables	$5,305	$5,460
Prepaid expenses	1,915	1,932
Deposits	16,651	17,140
Total other receivables, prepaid expenses and deposits	$23,871	$24,532

8. INVENTORIES

	March 31, 2024	December 31, 2023
Finished goods, at cost	$6,196	$6,872
Total inventories	$6,196	$6,872

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	March 31, 2024	December 31, 2023
Other payables	$72,565	$114,964
Accrued audit fees	27,461	30,207
Accrued other expenses	20,018	15,222
Accrued professional fees	18,498	14,321
Total payables and accrued liabilities	$138,542	$174,714

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

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

	As of March 31, 2024	As of December 31, 2023
Finance lease	$33,406	$38,817
Less: interest expense	(1,418)	(1,813)
Net present value of finance lease	31,988	37,004

Current portion	16,478	21,039
Non-current portion	15,510	15,965
Total	$31,988	$37,004

As of March 31, 2024 the maturities of the finance lease for each of the years are as follows:

2024	12,136
2025	12,294
2026	7,558
Total	$31,988

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. INCOME TAXES

For the three months ended March 31, 2024 and 2023, the local (United States) and foreign components of profit/(loss) before income taxes were comprised of the following:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023

Tax jurisdictions from:
- Local	$(12,566)	$(15,398)
- Foreign, representing
Seychelles	(412)	(1,320)
Hong Kong	(1,126)	(1,069)
Malaysia	191,927	1,035

Profit/(Loss) before income tax	$177,823	$(16,752)

The provision for income taxes consisted of the following:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Current:
- Local	$-	$-
- Foreign	(158)	(171)

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$(158)	$(171)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2024, the operations in the United States of America incurred $536,691 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $112,705 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of March 31, 2024, the operations in the Hong Kong incurred $635,932 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $104,928 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

DSwiss Sdn. Bhd. and DSwiss Biotech Sdn. Bhd. are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 15% to 24% on its assessable income. As of March 31, 2024, the operations in the Malaysia incurred $15,851 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 15%. The Company has provided for a full valuation allowance of $2,378 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

12. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended March 31, 2024 and 2023, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2024	2023	2024	2023	2024	2023
	Revenue		Percentage of revenue		Accounts receivable

Customer A	$-	$39,864	-%	15%	$-	$-
Customer B	$-	$36,094	-%	14%	$-	$-
Customer C	$49,476	$51,254	10%	19%	$33,024	$16,957
Customer D	$238,952	$64,171	51%	24%	$-	$-
Customer E	$-	$42,287	-%	16%	$-	$-
	$288,428	$233,670	61%	88%	$33,024	$16,957

(b) Major vendors

For three months ended March 31, 2024 and 2023, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2024	2023	2024	2023	2024	2023
	Purchase		Percentage of purchase		Accounts payable

Vendor A	$27,640	$23,998	14%	13%	$1,431	$-
Vendor B	$79,705	$92,571	40%	50%	$10,433	$-
Vendor C	$22,818	$24,602	11%	13%	$15,665	$10,626
	$130,163	$141,171	65%	76%	$27,529	$10,626

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

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

The initial recognition of operating lease right and lease liability as follow:

As of March 31, 2024 and December 31, 2023, operating lease right of use asset as follow:

	As of March 31, 2024	As of December 31, 2023
As of beginning of the period/year	$-	$44,548
Accumulated amortization	-	(43,099)
Effect of translation exchange	-	(1,449)
Balance as of end of the period/year	$-	$-

As of March 31, 2024 and December 31, 2023, the amortization of the operating lease right of use asset are $0 and $43,099 respectively.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of March 31, 2024, operating lease liability as follow:

As of January 1, 2024	$-
Less: gross repayment	-
Add: imputed interest	-
Effect of translation exchange	-
Balance as of March 31, 2024	$-
Less: lease liability current portion	-
Lease liability non-current portion	$-

Maturities of operating lease obligation as follow:

Year ending
December 31, 2024	-
Total	$-

Other information:

	As of March 31, 2024	As of December 31, 2023
	(unaudited)	(audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$-	$42,862
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	-	-
Weighted average discount rate for operating lease	-	5.40%

As of March 31, 2024 and December 31, 2023, lease expenses were $0 and $43,099 respectively.

14. RELATED PARTY TRANSACTIONS

For the period ended March 31, 2024 and 2023, the Company has the following transactions with related party:

	For the period ended March 31, 2024	For the period ended March 31, 2023
Professional Fees:
- Related party A	$1,500	$1,500

Sales
- Related party B	$2,559	$42,287

Total	$4,059	$43,787

The related party A, is a wholly owned subsidiary of a 7.33% shareholder of the Company.

The related party B’s director is the founder of the Company.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography*:

	For the period ended March 31, 2024
	Nevada	Seychelles	Hong Kong	Malaysia	Total

Revenues	$-	$-	$-	$471,377	$471,377
Cost of revenues	-	-	-	(201,492)	(201,492)
Depreciation and amortization	-	-	-	(3,437)	(3,437)
Net profit/(loss) before taxation	(12,566)	(412)	(1,126)	191,927	177,823

Total assets	$19,699	$22,683	$24,034	$375,792	$442,208

	For the period ended March 31, 2023
	Nevada	Seychelles	Hong Kong	Malaysia	Total

Revenues	$-	$-	$-	$265,921	$265,921
Cost of revenues	-	-	-	(183,937)	(183,937)
Depreciation and amortization	-	-	-	(18,514)	(18,514)
Net (loss)/profit before taxation	(15,398)	(1,320)	(1,069)	1,035	(16,752)

Total assets	$14,136	$12,481	$14,569	$272,770	$313,956

*	Revenues and costs are attributed to countries based on the location of customers.

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2024 up through the date the Company issued the consolidated financial statements.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the Three Months Ended March 31, 2024 and March 31, 2023.

For the three months ended March 31, 2024 and 2023, we realized revenue in the amount of $471,377 and $265,921 respectively. Our gross profits for the three months ended March 31, 2024 and 2023 were $269,885 and $81,984 respectively, which is more than $187,901 for the three months ended March 31, 2023. We attribute this increase in gross profits as a result of increase in revenue.

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

Our net profit for the three months ended March 31, 2024 was $177,665 and net loss for the three months ended March 31, 2023 was $16,923.

Liquidity and Capital Resources

For the three months ended March 31, 2024 and 2023, we had cash and cash equivalents of $304,885 and $154,834 respectively. We have positive operating cash flow and our working capital has been and will continue to be significant. As a result, we have increased our sales resulting an increase in our overall revenue. We need to meet our working capital requirements to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the three months ended March 31, 2024, net cash generated from operating activities was $62,517, compared to net cash used in operating activities was $49,890 in the prior period. The operating cash flow performance primarily reflects decrease in accounts payable, other payables and accrued liabilities to the prior period.

Investing Activities

For the three months ended March 31, 2024 and 2023, net cash generated from investing activities were $274 and $0 respectively, reflecting the disposal of plant and equipment.

Financing Activities

For the three months ended March 31, 2024 and 2023, net cash used in financing activities were $3,963 and $4,056 respectively resulted from the repayment of finance lease.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2024.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2024

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

9