Form 10-Q
period 2024-06-30
DSwiss Inc
filed 2024-08-14
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2024

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

Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2024
Common Stock, $.0001 par value	206,904,585

1

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2024 and December 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2024	December 31, 2023
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents (including $213,507 of time deposits as of June 30, 2024)	$458,293	$249,110
Accounts receivable	38,222	36,148
Other receivables, prepaid expenses and deposit	27,922	24,532
Tax recoverable	-	299
Inventories	5,376	6,872
Total Current Assets	529,813	316,961

NON-CURRENT ASSETS
Plant and equipment, net	39,649	48,105
Intangible assets, net	1,910	2,427
Total Non-Current Assets	41,559	50,532

TOTAL ASSETS	$571,372	$367,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$86,999	$99,360
Other payables and accrued liabilities (including $2,250 and $3,000 of general and administrative expenses payable to a related party as of June 30, 2024 and December 31, 2023 respectively)	205,810	174,714
Finance lease liability	12,491	21,039
Tax payable	3,947	-
Total Current Liabilities	309,247	295,113

NON- CURRENT LIABILITY
Finance lease liability	15,532	15,965
Total non-current liability	15,532	15,965

TOTAL LIABILITIES	$324,779	$311,078

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,585 shares issued and outstanding as of June 30, 2024 and December 31, 2023 respectively	$20,690	$20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive income	41,819	50,452
Accumulated deficit	(1,211,342)	(1,410,153)

TOTAL STOCKHOLDERS’ EQUITY	246,593	56,415

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$571,372	$367,493

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
	$	$	$	$
REVENUE (including $1,316 and $3,736 of revenue from a related party for the three months ended June 30, 2024 and 2023, respectively, and $3,875 and $45,150 of revenue from a related party for the six months ended June 30, 2024 and 2023, respectively)	579,367	355,274	1,050,744	621,195

COST OF REVENUE	(447,182)	(263,561)	(648,674)	(447,498)

GROSS PROFIT	132,185	91,713	402,070	173,697

OTHER INCOME	3,533	1,574	5,685	3,078

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including $3,700 and $1,500 of general and administrative expenses to a related party for the three months ended June 30, 2024 and 2023, respectively, and 5,200 and $3,000 of general and administrative expenses to a related party for the six months ended June 30, 2024 and 2023, respectively)	(109,628)	(93,259)	(203,171)	(181,058)

OPERATING EXPENSES	(258)	(380)	(587)	(794)

FINANCE COST	(301)	(817)	(643)	(1,868)

LEASE EXPENSES	-	(10,670)	-	(21,646)

PROFIT/(LOSS) BEFORE INCOME TAX	25,531	(11,839)	203,354	(28,591)

TAXATION	(4,385)	(164)	(4,543)	(335)

NET PROFIT/(LOSS)	21,146	(12,003)	198,811	(28,926)

Other comprehensive (loss)/income
- Foreign currency translation adjustment	(9,522)	(11,054)	(8,633)	31,852

TOTAL COMPREHENSIVE INCOME/(LOSS)	11,624	(23,057)	190,178	2,926

NET INCOME/(LOSS) PER SHARE – BASIC AND DILUTED	0.0001	(0.0001)	0.001	(0.0001)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	206,904,585	206,904,585	206,904,585	206,904,585

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(unaudited)

Six Months Ended June 30, 2024 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2023 (audited)	206,904,585	20,690	1,395,426	50,452	(1,410,153)	-	56,415
Foreign currency translation adjustment	-	-	-	(8,633)	-	-	(8,633)
Net profit	-	-	-	-	198,811	-	198,811
Balance as of June 30, 2024 (unaudited)	206,904,600	20,690	1,395,426	41,819	(1,211,342)	-	246,593

Six Months Ended June 30, 2023 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2022 (audited)	206,904,585	20,690	1,395,426	(5,846)	(1,324,002)	11,883	98,151
Foreign currency translation adjustment	-	-	-	31,852	-	-	31,852
Changes in ownership interests in an associate	-	-	-	-	(36,616)	(11,883)	(48,499)
Net loss	-	-	-	-	(28,926)	-	(28,926)
Balance as of June 30, 2023 (unaudited)	206,904,585	20,690	1,395,426	26,006	(1,389,544)	-	52,578

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit/(Loss) after income tax	$198,811	$(28,926)
Adjustments to reconcile net profit/(loss) to net cash generated from/(used in) operating activities:
Depreciation and amortization	6,856	36,022
Amortization for intangible assets	516	514
Changes in operating assets and liabilities:
Accounts payable	(23,756)	20,150
Accounts receivable	11,785	(70,535)
Other payables and accrued liabilities	33,908	(11,582)
Inventories	1,309	2,700
Other receivables, prepaid expenses and deposits	(4,056)	1,243
Tax payable	4,240	-
Reduction in lease liability	-	(20,786)
Net cash generated from/(used in) operating activities	229,613	(71,200)

CASH FLOWS FROM INVESTING ACTIVITY:
Disposal of plant and equipment	276	-
Net cash generated from investing activity	276	-

CASH FLOWS FROM FINANCING ACTIVITY:
Repayment of finance lease	(7,978)	(7,727)
Net cash used in financing activity	(7,978)	(7,727)

Effect of exchange rate changes on cash and cash equivalent	(12,728)	(21,799)

Net increase/(decrease) in cash and cash equivalents	209,183	(100,726)
Cash and cash equivalents, beginning of period	249,110	214,269
CASH AND CASH EQUIVALENTS, END OF PERIOD	$458,293	$113,543
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$(317)	$(335)
Interest paid	$(643)	$(1,868)

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at June 30, 2024 and 2023 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2023. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2024 and 2023 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2023 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2023.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended June 30, 2024, the Company suffered an accumulated deficit of $1,211,342. This factor raises substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses. Shipping and handling fees are expensed as incurred for the six months ended June 30, 2024 were $215, while for the six months ended June 30, 2023 were $6.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024

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

Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trademarks in Hong Kong, which are amortized on a straight-line basis over a useful life of ten years.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the six months ended June 30, 2024.

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

The Company conducts much of its business activities in Malaysia and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024

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

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiaries in Malaysia and Hong Kong maintains their books and record in their local currency, Ringgits Malaysia (“RM”) and Hong Kong Dollars (“HK$”) respectively, which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2024	2023

Period-end RM : US$1 exchange rate	4.72	4.67
Period-average RM : US$1 exchange rate	4.73	4.45
Period-end HK$ : US$1 exchange rate	7.81	7.84
Period-average HK$ : US$1 exchange rate	7.82	7.84

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended June 30, 2024, the Company operates in three reportable operating segments in Malaysia and Hong Kong.

Recently Issued Accounting Standards

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. STOCKHOLDERS’ EQUITY

As of June 30, 2024, the Company had a total of 206,904,585 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

4. PLANT AND EQUIPMENT

	June 30, 2024	December 31, 2023
Computer and software	$101,431	$102,064
Furniture and fittings	6,144	6,144
Office equipment	21,525	21,525
Motor vehicle	135,868	135,868
Total plant and equipment	$264,968	$265,601
Accumulated depreciation	(212,097)	(205,600)
Effect of translation exchange	(13,222)	(11,896)
Plant and equipment, net	$39,649	$48,105

Depreciation expense for the three months and six months ended June 30, 2024 were $3,419 and $6,856 respectively

Depreciation expense for the three months and six months ended June 30, 2023 were $6,839 and $14,376 respectively

5. INTANGIBLE ASSETS

	June 30, 2024	December 31, 2023
Trademarks	$12,077	$12,077
Amortization	(9,710)	(9,194)
Effect of translation exchange	(457)	(456)
Intangible assets, net	$1,910	$2,427

Amortization for the three months and six months ended June 30, 2024 was $258 and $516 respectively.

Amortization for the three months and six months ended June 30, 2023 was $257 and $514 respectively.

6. OTHER RECEIVABLES, PREPAID EXPENSES AND DEPOSITS

	June 30, 2024	December 31, 2023
Other receivables	$10,481	$5,460
Prepaid expenses	765	1,932
Deposits	16,676	17,140
Total other receivables, prepaid expenses and deposits	$27,922	$24,532

7. INVENTORIES

	June 30, 2024	December 31, 2023
Finished goods, at cost	$5,376	$6,872
Total inventories	$5,376	$6,872

8. OTHER PAYABLES AND ACCRUED LIABILITIES

	June 30, 2024	December 31, 2023
Other payables	$154,336	$114,964
Accrued audit fees	19,836	30,207
Accrued other expenses	20,683	15,222
Accrued professional fees	10,955	14,321
Total other payables and accrued liabilities	$205,810	$174,714

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024

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

	As of June 30, 2024	As of December 31, 2023
Finance lease	$29,141	$38,817
Less: interest expense	(1,118)	(1,813)
Net present value of finance lease	28,023	37,004

Current portion	12,491	21,039
Non-current portion	15,532	15,965
Total	$28,023	$37,004

As of June 30, 2024 the maturities of the finance lease for each of the years are as follows:

2024	8,142
2025	12,312
2026	7,569
Total	$28,023

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. INCOME TAXES

For the six months ended June 30, 2024 and 2023, the local (United States) and foreign components of profit/(loss) before income taxes were comprised of the following:

	For the six months ended June 30, 2024	For the six months ended June 30, 2023

Tax jurisdictions from:
- Local	$(24,937)	$(35,199)
- Foreign, representing
Seychelles	(11,261)	(3,178)
Hong Kong	(2,003)	(3,540)
Malaysia	241,555	13,326

Profit/(Loss) before income tax	$203,354	$(28,591)

The provision for income taxes consisted of the following:

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Current:
- Local	$-	$-
- Foreign	(4,543)	(335)

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$(4,543)	$(335)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2024, the operations in the United States of America incurred $549,062 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $115,303 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of June 30, 2024, the operations in the Hong Kong incurred $636,809 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $105,073 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

DSwiss Sdn. Bhd. and DSwiss Biotech Sdn. Bhd. are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 15% to 24% on its assessable income. As of June 30, 2024, the operations in the Malaysia generated $29,392 of cumulative net operating profits.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended June 30, 2024 and 2023, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2024	2023	2024	2023	2024	2023
	Revenue		Percentage of revenue		Accounts receivable

Customer A	$72,239	$91,754	12%	25%	$27,983	$30,849
Customer B	$-	$50,196	-%	14%	$-	$27,475
Customer C	$236,038	$85,002	41%	24%	$-	$-
Customer D	$117,114	$-	20%	-%	$-	$-
	$425,391	$226,952	73%	63%	$27,983	$58,324

For six months ended June 30, 2024 and 2023, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2024	2023	2024	2023	2024	2023
	Revenues		Percentage of revenues		Accounts receivable

Customer A	$-	$63,861	-%	10%	$-	$-
Customer B	$116,635	$127,102	11%	20%	$27,983	$30,849
Customer C	$-	$100,392	-%	16%	$-	$27,475
Customer D	$475,037	$147,848	45%	24%	$-	$-
Customer E	$139,865	$-	13%	-%	$-	$-
	$731,537	$439,203	69%	70%	$27,983	$58,324

(b) Major vendors

For three months ended June 30, 2024 and 2023, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2024	2023	2024	2023	2024	2023
	Purchase		Percentage of purchase		Accounts payable

Vendor A	$-	$51,367	-%	19%	$-	$-
Vendor B	$183,896	$75,546	41%	29%	$14,352	$3,722
Vendor C	$-	$71,478	-%	27%	$-	$38,604
Vendor D	$104,290	$-	23%	-%	$32,472	$-
	$288,186	$198,391	64%	75%	$46,824	$42,326

For six months ended June 30, 2024 and 2023, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2024	2023	2024	2023	2024	2023
	Purchase		Percentage of purchases		Accounts payable

Vendor A	$66,951	$74,870	10%	17%	$10,280	$-
Vendor B	$263,617	$166,206	41%	37%	$14,352	$3,722
Vendor C	$-	$95,572	-%	21%	$-	$38,604
Vendor D	$122,335	$-	19%	-%	$32,472	$-
	$452,903	$336,648	70%	75%	$57,104	$42,326

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024

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

The initial recognition of operating lease right and lease liability as follow:

As of June 30, 2024 and December 31, 2023, operating lease right of use asset as follow:

	As of June 30, 2024	As of December 31, 2023
As of beginning of the period/year	$-	$44,548
Accumulated amortization	-	(43,099)
Effect of translation exchange	-	(1,449)
Balance as of end of the period/year	$-	$-

As of June 30, 2024 and December 31, 2023, the amortization of the operating lease right of use asset are $0 and $43,099 respectively.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of June 30, 2024, operating lease liability as follow:

As of January 1, 2024	$-
Less: gross repayment	-
Add: imputed interest	-
Effect of translation exchange	-
Balance as of June 30, 2024	$-
Less: lease liability current portion	-
Lease liability non-current portion	$-

Maturities of operating lease obligation as follow:

Year ending
December 31, 2024	-
Total	$-

Other information:

	As of June 30, 2024	As of December 31, 2023
	(unaudited)	(audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$-	$42,862
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	-	-
Weighted average discount rate for operating lease	-	5.40%

As of June 30, 2024 and December 31, 2023, lease expenses were $0 and $43,099 respectively.

13. RELATED PARTY TRANSACTIONS

For the period ended June 30, 2024 and 2023, the Company has the following transactions with related party:

	For the period ended June 30, 2024 (Unaudited)	For the period ended June 30, 2023 (Unaudited)
Professional Fees:
- Related party A	$5,230	$6,700

Sales
- Related party B	$3,875	$45,150

Total	$9,075	$48,150

The related party A, is a wholly owned subsidiary of a 7.33% shareholder of the Company.

The related party B’s director is the founder of the Company.

The related party transaction is generally transacted in an arm-length basis at the current market value in the normal course of business.

14. SEGMENTED INFORMATION

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography*:

	For the period ended June 30, 2024
	Nevada	Seychelles	Hong Kong	Malaysia	Total

Revenues	$-	$-	$-	$1,050,744	$1,050,744
Cost of revenues	-	-	-	(648,674)	(648,674)
Depreciation and amortization	-	-	-	(6,856)	(6,856)
Net (loss)/profit before taxation	(24,937)	(11,261)	(2,003)	241,555	203,354

Total assets	$14,992	$13,554	$23,973	$518,853	$571,372

	For the period ended June 30, 2023
	Nevada	Seychelles	Hong Kong	Malaysia	Total

Revenues	$-	$-	$-	$621,195	$621,195
Cost of revenues	-	-	-	(447,498)	(447,498)
Depreciation and amortization	-	-	(514)	(36,022)	(36,536)
Net (loss)/profit before taxation	(35,199)	(3,178)	(3,540)	13,326	(28,591)

Total assets	$14,274	$21,998	$13,209	$254,314	$303,795

*	Revenues and costs are attributed to countries based on the location of customers.

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2024 up through the date the Company issued the consolidated financial statements.

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

Results of Operation

For the Three Months and Six Months Ended June 30, 2024 and June 30, 2023.

For the three months and six months ended June 30, 2024, we realized revenue in the amount of $579,367 and $1,050,744, while for the three months and six months ended June 30, 2023, we realized revenue in the amount of $355,274 and $621,195. Our gross profits for the three months and six months ended June 30, 2024 were $132,185 and $402,070, which are more than $40,472 and $228,373 for the three months and six months ended June 30, 2023 respectively. We attribute this increase in gross profits as a result of increase in revenue.

2

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

Our net profit for the three months and six months ended June 30, 2024 were $21,146 and $198,811 respectively, while the net loss for three months and six months ended June 30, 2023 were $12,003 and $28,926 respectively.

Liquidity and Capital Resources

For the six months ended June 30, 2024 and 2023, we had cash and cash equivalents of $458,293 and $113,543 respectively. We have positive operating cash flow and our working capital has been and will continue to be significant. As a result, we have increased our sales resulting an increase in our overall revenue. We need to meet our working capital requirements to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the six months ended June 30, 2024, net cash generated from operating activities was $229,613, compared to net cash used in operating activities was $71,200 in the prior period. The operating cash flow performance primarily reflects decrease in accounts payable, increase in other payables and accrued liabilities to the prior period.

Investing Activity

For the six months ended June 30, 2024 and 2023, net cash generated from investing activity were $276 and $0 respectively, reflecting the disposal of plant and equipment.

Financing Activity

For the six months ended June 30, 2024 and 2023, net cash used in financing activity were $7,978 and $7,727 respectively resulted from the repayment of finance lease.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2024.

3

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4

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

5

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

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSWISS, INC.
(Name of Registrant)

Date: August 14, 2024

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

7