Form 10-Q
period 2024-09-30
DSwiss Inc
filed 2024-11-14
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2024
Common Stock, $.0001 par value	206,904,585

1

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2024 and December 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2024	December 31, 2023
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents (including $245,339 and $130,926 of time deposits as of September 30, 2024 and December 31, 2023 respectively)	$473,250	$249,110
Accounts receivables	50,953	36,148
Other receivables, prepaid expenses and deposits	243,178	24,532
Tax recoverable	-	299
Inventories	4,925	6,872
Total Current Assets	772,306	316,961

NON-CURRENT ASSETS
Plant and equipment, net	43,041	48,105
Intangible assets, net	1,660	2,427
Total Non-Current Assets	44,701	50,532

TOTAL ASSETS	$817,007	$367,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$284,026	$99,360
Other payables and accrued liabilities (including $3,000 and $3,000 of general and administrative expenses payable to a related party as of September 30, 2024 and December 31, 2023 respectively)	292,311	174,714
Finance lease liability	9,652	21,039
Tax payable	14,662	-
Total Current Liabilities	600,651	295,113

NON- CURRENT LIABILITY
Finance lease liability	17,762	15,965
Total non-current liability	17,762	15,965

TOTAL LIABILITIES	$618,413	$311,078

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,585 shares issued and outstanding as of September 30, 2024 and December 31, 2023 respectively	$20,690	$20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive income	55,288	50,452
Accumulated deficit	(1,272,810)	(1,410,153)

TOTAL STOCKHOLDERS’ EQUITY	198,594	56,415

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$817,007	$367,493

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
	$	$	$	$
REVENUE (including $2,125 and $2,021 of revenue from a related party for the three months ended September 30, 2024 and 2023, respectively, and $5,834 and $46,700 of revenue from a related party for the nine months ended September 30, 2024 and 2023, respectively)	1,027,198	425,569	2,077,942	1,046,764

COST OF REVENUE (including $8,143 of purchases from a related party for the three months and nine months ended September 30, 2024)	(913,997)	(281,010)	(1,562,671)	(728,508)

GROSS PROFIT	113,201	144,559	515,271	318,256

OTHER INCOME	3,148	1,384	8,833	4,462

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including $1,500 and $1,500 of general and administrative expenses to a related party for the three months ended September 30, 2024 and 2023, respectively, and $6,700 and $6,700 of general and administrative expenses to a related party for the nine months ended September 30, 2024 and 2023, respectively)	(166,073)	(89,202)	(369,244)	(270,260)

OPERATING EXPENSES	(356)	(258)	(943)	(1,052)

FINANCE COST	(286)	(622)	(929)	(2,490)

LEASE EXPENSES	-	(10,703)	-	(32,349)

(LOSS)/ PROFIT BEFORE INCOME TAX	(50,366)	45,158	152,988	16,567

TAXATION	(11,102)	(162)	(15,645)	(497)

NET (LOSS)/ PROFIT	(61,468)	44,996	137,343	16,070

Other comprehensive income/(loss)
- Foreign currency translation adjustment	13,469	(2,525)	4,836	29,327

TOTAL COMPREHENSIVE (LOSS)/ INCOME	(47,999)	42,471	142,179	45,397

NET (LOSS)/ INCOME PER SHARE – BASIC AND DILUTED	(0.0003)	0.0002	0.0006	0.00007

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	206,904,585	206,904,585	206,904,585	206,904,585

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(unaudited)

Three Months Ended September 30, 2024 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of June 30, 2024 (unaudited)	206,904,585	20,690	1,395,426	41,819	(1,211,342)	-	246,593
Foreign currency translation adjustment	-	-	-	13,469	-	-	13,469
Net loss	-	-	-	-	(61,468)	-	(61,468)
Balance as of September 30, 2024 (unaudited)	206,904,585	20,690	1,395,426	55,288	(1,272,810)	-	198,594

Nine Months Ended September 30, 2024 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2023 (audited)	206,904,585	20,690	1,395,426	50,452	(1,410,153)	-	56,415
Foreign currency translation adjustment	-	-	-	4,836	-	-	4,836
Net profit	-	-	-	-	137,343	-	137,343
Balance as of September 30, 2024 (unaudited)	206,904,585	20,690	1,395,426	55,288	(1,272,810)	-	198,594

Three Months Ended September 30, 2023 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE (LOSS)/ INCOME	ACCUMULATED DEFICIT	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of June 30, 2023 (audited)	206,904,585	20,690	1,395,426	26,006	(1,389,544)	-	52,578
Foreign currency translation adjustment	-	-	-	(2,525)	-	-	(2,525)
Net profit	-	-	-	-	44,996	-	44,996
Balance as of September 30, 2023 (unaudited)	206,904,585	20,690	1,395,426	23,481	(1,344,548)	-	95,049

Nine Months Ended September 30, 2023 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE (LOSS)/ INCOME	ACCUMULATED DEFICIT	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2022 (audited)	206,904,585	20,690	1,395,426	(5,846)	(1,324,002)	11,883	98,151
Foreign currency translation adjustment	-	-	-	29,327	-	-	29,327
Changes in ownership interests in an associate	-	-	-	-	(36,616)	(11,883)	(48,499)
Net profit	-	-	-	-	16,070	-	16,070
Balance as of September 30, 2023 (unaudited)	206,904,585	20,690	1,395,426	23,481	(1,344,548)	-	95,049

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit after income tax	$137,343	$16,070
Adjustments to reconcile net profit to net cash generated from operating activities:
Depreciation and amortization	10,591	50,650
Amortization for intangible assets	774	772
Changes in operating assets and liabilities:
Accounts payable	157,638	30,140
Accounts receivables	6,233	23,937
Other payables and accrued liabilities	102,796	20,476
Inventories	2,719	(1,105)
Other receivables, prepaid expenses and deposits	(215,886)	1,235
Tax payable	14,996	423
Reduction in lease liability	-	(31,209)
Net cash generated from operating activities	217,204	111,389

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed of disposal of plant and equipment	315	-
Purchase of plant and equipment	(1,628)	(364)
Net cash used in investing activities	(1,313)	(364)

CASH FLOWS FROM FINANCING ACTIVITY:
Repayment of finance lease	(13,756)	(11,586)
Net cash used in financing activity	(13,756)	(11,586)

Effect of exchange rate changes on cash and cash equivalent	22,005	(24,776)

Net increase in cash and cash equivalents	224,140	74,663
Cash and cash equivalents, beginning of period	249,110	214,269
CASH AND CASH EQUIVALENTS, END OF PERIOD	$473,250	$288,932
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$(2,177)	$(74)
Interest paid	$(929)	$(410)

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at September 30, 2024 and 2023 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2023. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2024 and 2023 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2023 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2023.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended September 30, 2024, the Company suffered an accumulated deficit of $1,272,810. This factor raises substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses. Shipping and handling fees are expensed as incurred for the nine months ended September 30, 2024 were $316, while for the nine months ended September 30, 2023 were $6.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the nine months ended September 30, 2024.

Leases

Prior to November 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective November 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods (see Note 12).

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2024	2023

Period-end RM : US$1 exchange rate	4.13	4.70
Period-average RM : US$1 exchange rate	4.59	4.53
Period-end HK$ : US$1 exchange rate	7.77	7.83
Period-average HK$ : US$1 exchange rate	7.81	7.84

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

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

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts receivables, deposits, accounts payable, other payables, and accounts payable approximate at their fair values because of the short-term nature of these financial instruments.

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the nine months ended September 30, 2024, the Company operates in three reportable operating segments in Malaysia and Hong Kong.

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024.

Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. STOCKHOLDERS’ EQUITY

As of September 30, 2024, the Company had a total of 206,904,585 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

4. PLANT AND EQUIPMENT

	September 30, 2024	December 31, 2023
Computer and software	$101,339	$102,064
Furniture and fittings	6,144	6,144
Office equipment	21,893	21,525
Motor vehicle	133,003	133,003
Plant and machinery	4,125	2,865
Total plant and equipment	$266,504	$265,601
Accumulated depreciation	(215,780)	(205,600)
Effect of translation exchange	(7,683)	(11,896)
Plant and equipment, net	$43,041	$48,105

Depreciation expense for the three months and nine months ended September 30, 2024 were $3,735 and $10,591 respectively.

Depreciation expense for the three months and nine months ended September 30, 2023 were $3,926 and $18,302 respectively.

5. INTANGIBLE ASSETS

	September 30, 2024	December 31, 2023
Trademarks	$12,077	$12,077
Amortization	(9,968)	(9,194)
Effect of translation exchange	(449)	(456)
Intangible assets, net	$1,660	$2,427

Amortization for the three months and nine months ended September 30, 2024 was $258 and $774 respectively.

Amortization for the three months and nine months ended September 30, 2023 was $258 and $772 respectively.

6. OTHER RECEIVABLES, PREPAID EXPENSES AND DEPOSITS

	September 30, 2024	December 31, 2023
Other receivables	$6,075	$5,460
Prepaid expenses	218,034	1,932
Deposits	19,069	17,140
Total other receivables, prepaid expenses and deposits	$243,178	$24,532

7. INVENTORIES

	September 30, 2024	December 31, 2023
Finished goods, at cost	$4,925	$6,872
Total inventories	$4,925	$6,872

8. OTHER PAYABLES AND ACCRUED LIABILITIES

	September 30, 2024	December 31, 2023
Other payables	$232,596	$114,964
Accrued audit fees	18,549	30,207
Accrued other expenses	29,895	15,222
Accrued professional fees	11,271	14,321
Total other payables and accrued liabilities	$292,311	$174,714

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

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

	As of September 30, 2024	As of December 31, 2023
Finance lease	$28,395	$38,817
Less: interest expense	(981)	(1,813)
Net present value of finance lease	27,414	37,004

Current portion	9,652	21,039
Non-current portion	17,762	15,965
Total	$27,414	$37,004

As of September 30, 2024 the maturities of the finance lease for each of the years are as follows:

2024	4,680
2025	14,079
2026	8,655
Total	$27,414

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. INCOME TAXES

For the nine months ended September 30, 2024 and 2023, the local (United States) and foreign components of (loss)/profit before income taxes were comprised of the following:

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023

Tax jurisdictions from:
- Local	$(37,595)	$(53,487)
- Foreign, representing
Seychelles	(2,384)	(6,454)
Hong Kong	(2,945)	(4,816)
Malaysia	195,912	81,324

Profit before income tax	$152,988	$16,567

The provision for income taxes consisted of the following:

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Current:
- Local	$-	$-
- Foreign	(15,645)	(497)

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$(15,645)	$(497)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2024, the operations in the United States of America incurred $561,720 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $117,961 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of September 30, 2024, the operations in the Hong Kong incurred $637,751 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $105,229 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

DSwiss Sdn. Bhd. and DSwiss Biotech Sdn. Bhd. are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 15% to 24% on its assessable income. As of September 30, 2024, the operations in the Malaysia incurred $27,352 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 15%. The Company has provided for a full valuation allowance of $4,103 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended September 30, 2024 and 2023, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivables balance at period-end are presented as follows:

	2024	2023	2024	2023	2024	2023
	Revenue		Percentage of revenue		Accounts receivables

Customer A	$-	$62,284	-%	14%	$-	$-
Customer B	$-	$74,508	-%	17%	$-	$15,335
Customer C	$-	$98,487	-%	23%	$-	$16,613
Customer D	$421,211	$142,344	42%	33%	$-	$-
Customer E	$126,617	$-	13%	-%	$-	$-
Customer F	$227,077	$-	23%	-%	$-	$-
	$774,905	$377,623	78%	87%	$-	$31,948

For nine months ended September 30, 2024 and 2023, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivables balance at period-end are presented as follows:

	2024	2023	2024	2023	2024	2023
	Revenue		Percentage of revenue		Accounts receivables

Customer A	$-	$125,478	-%	12%	$-	$-
Customer B	$-	$200,283	-%	19%	$-	$15,335
Customer C	$-	$197,831	-%	19%	$-	$16,613
Customer D	$910,613	$288,649	44%	28%	$-	$-
Customer E	$371,172	$-	18%	-%	$-	$-
	$1,281,785	$812,241	62%	78%	$-	$31,948

(b) Major vendors

For three months ended September 30, 2024 and 2023, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2024	2023	2024	2023	2024	2023
	Purchase		Percentage of purchase		Accounts payable

Vendor A	$-	$45,004	-%	17%	$-	$10,303
Vendor B	$468,568	$147,361	51%	56%	$86,820	$54,633
Vendor C	$-	$-	-%	-%	$-	$15,761
Vendor D	$268,963	$-	29%	-%	$-	$-
	$737,531	$192,365	80%	73%	$86,820	$80,697

For nine months ended September 30, 2024 and 2023, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2024	2023	2024	2023	2024	2023
	Purchase		Percentage of purchase		Accounts payable

Vendor A	$-	$119,092	-%	16%	$-	$10,303
Vendor B	$740,157	$311,832	47%	43%	$86,820	$54,633
Vendor C	$-	$118,417	-%	16%	$-	$15,761
Vendor D	$394,998	$-	25%	-%	$-	$-
	$1,135,155	$539,341	72%	75%	$86,820	$80,697

All vendors are located in Malaysia.

(c) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivables. The Company believes the concentration of credit risk in its accounts receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

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

The initial recognition of operating lease right and lease liability as follow:

As of September 30, 2024 and December 31, 2023, operating lease right of use asset as follow:

	As of September 30, 2024	As of December 31, 2023
As of beginning of the period/year	$-	$44,548
Accumulated amortization	-	(43,099)
Effect of translation exchange	-	(1,449)
Balance as of end of the period/year	$-	$-

As of September 30, 2024 and December 31, 2023, the amortization of the operating lease right of use asset are $0 and $43,099 respectively.

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of September 30, 2024, operating lease liability as follow:

As of January 1, 2024	$-
Less: gross repayment	-
Add: imputed interest	-
Effect of translation exchange	-
Balance as of September 30, 2024	$-
Less: lease liability current portion	-
Lease liability non-current portion	$-

Maturities of operating lease obligation as follow:

Year ending
December 31, 2024	-
Total	$-

Other information:

	As of September 30, 2024	As of December 31, 2023
	(unaudited)	(audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$-	$42,862
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	-	-
Weighted average discount rate for operating lease	-	5.40%

As of September 30, 2024 and December 31, 2023, lease expenses were $0 and $43,099 respectively.

13. RELATED PARTY TRANSACTIONS

For the period ended September 30, 2024 and 2023, the Company has the following transactions with related party:

	For the period ended September 30, 2024 (Unaudited)	For the period ended September 30, 2023 (Unaudited)
Professional Fees:
- Related party A	$6,700	$6,700

Sales
- Related party B	$5,834	$46,700

Purchases
- Related party B	$8,143	$-

Total	$20,677	$53,400

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

DSWISS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography*:

	For the period ended September 30, 2024
	Nevada	Seychelles	Hong Kong	Malaysia	Total

Revenue	$-	$-	$-	$2,077,942	$2,077,942
Cost of revenue	-	-	-	(1,562,671)	(1,562,671)
Depreciation and amortization	-	-	-	(10,591)	(10,591)
Net (loss)/profit before taxation	(37,595)	(2,384)	(2,945)	195,912	152,988

Total assets	$13,664	$22,804	$61,727	$718,812	$817,007

	For the period ended September 30, 2023
	Nevada	Seychelles	Hong Kong	Malaysia	Total

Revenue	$-	$-	$-	$1,046,764	$1,046,764
Cost of revenue	-	-	-	(728,508)	(728,508)
Depreciation and amortization	-	-	(772)	(50,650)	(51,422)
Net (loss)/profit before taxation	(53,487)	(6,454)	(4,816)	81,324	16,567

Total assets	$11,522	$19,098	$11,305	$375,852	$417,777

*	Revenues and costs are attributed to countries based on the location of customers.

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2024 up through the date the Company issued the consolidated financial statements.

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

Results of Operation

For the Three Months and Nine Months Ended September 30, 2024 and September 30, 2023.

For the three months and nine months ended September 30, 2024, we realized revenue in the amount of $1,027,198 and $2,077,942, while for the three months and nine months ended September 30, 2023, we realized revenue in the amount of $425,569 and $1,046,764. Our gross profits for the three months and nine months ended September 30, 2024 were $113,201 and $515,271, which are less than $31,358 for the three months ended September 30, 2023 and more than $197,015 for the nine months ended September 30, 2023 respectively. We attribute this increase in gross profits as a result of increase in revenue.

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

Our net loss for the three months ended September 30, 2024 were $61,468 and net profit for the nine months ended September 30, 2024 $137,343 respectively, while the net profit for three months and nine months ended September 30, 2023 were $44,996 and $16,070 respectively.

Liquidity and Capital Resources

For the nine months ended September 30, 2024 and 2023, we had cash and cash equivalents of $473,250 and $288,932 respectively. We have positive operating cash flow and our working capital has been and will continue to be significant. As a result, we have increased our sales resulting an increase in our overall revenue. We need to meet our working capital requirements to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the nine months ended September 30, 2024, net cash generated from operating activities was $217,204, compared to net cash generated from operating activities was $111,389 in the prior period. The operating cash flow performance primarily reflects increase in accounts payable, increase in other payables and accrued liabilities and increase in other receivables, prepaid expenses and deposits to the prior period.

Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities was $1,313, reflecting the proceed of disposal of plant and equipment and cost in purchase of plant and equipment. For the nine months ended September 30, 2023, net cash used in investing activities was $364, reflecting the cost in purchase of plant and equipment.

Financing Activity

For the nine months ended September 30, 2024 and 2023, net cash used in financing activity were $13,756 and $11,586 respectively resulted from the repayment of finance lease.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2024.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024.

Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2024

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

