Form 10-K
period 2024-12-31
DSwiss Inc
filed 2025-03-31
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-208083

DSwiss, Inc.

(Exact name of registrant issuer as specified in its charter)

Nevada	47-4215595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. B-10-08, Vertical Business Suite,

Bangsar South City, No.8 Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia.

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (603) 2242-4032

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2024
Common Stock, $.0001 par value	206,904,585

DSwiss, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2024

i

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

PART I

ITEM 1. BUSINESS

Corporate History

DSwiss, Inc. (“the Company”), a Nevada corporation, was incorporated on May 28, 2015. The Company operates through its wholly-owned subsidiary, DSwiss Holding Limited, incorporated in Seychelles.

The Company and its subsidiaries are primarily engaged in the supply of high-quality health and beauty products. These include weight management beverages, anti-aging solutions, and immune system enhancers designed to promote overall health and well-being.

The Company conducts its operations through DSwiss Sdn Bhd, a private limited liability company incorporated in Malaysia. DSwiss Holding Limited, the Seychelles-based investment holding company, owns 100% equity interest in DSwiss (HK) Limited, a Hong Kong entity. DSwiss (HK) Limited, in turn, holds 100% equity interest in DSwiss Sdn Bhd.

Additionally, the Company previously held a 40% equity interest in DSwiss Biotech Sdn Bhd, a Malaysian entity. On January 18, 2023, DSwiss (HK) Limited acquired the remaining 60% equity interest in DSwiss Biotech Sdn Bhd for a consideration of RM1, making it a wholly-owned subsidiary of DSwiss (HK) Limited.

The Company, through its subsidiaries, focuses on the supply of premium beauty and health products. Below is an overview of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held
1.	DSwiss Holding Limited	Seychelles, May 28, 2015	1 share of ordinary share of US$1 each	Investment holding	100%

2.	DSwiss (HK) Limited	Hong Kong, May 28, 2015	1 share of ordinary share of HK$1 each	International trade in health care and beauty products	100%

3.	DSwiss Sdn Bhd	Malaysia, March 10, 2011	2 shares of ordinary share of RM 1 each	Supply of health care products	100%

4.	DSwiss Biotech Sdn Bhd	Malaysia, March 17, 2016	250,000 shares of ordinary share of RM 1 each	Research and development on biotechnology	100%

Business Overview

DSwiss is a premier biotech nutraceutical firm and turnkey Private Label ODM/OEM provider, specializing in premium healthcare, skincare, and personal care solutions. We craft high-quality formulations using natural ingredients, ensuring excellence from raw material sourcing to manufacturing and packaging. Our diverse product portfolio includes functional foods, health supplements, skincare, personal care, and pet wellness products, designed to enhance well-being and lifestyle quality.

Since our inception, DSwiss has experienced remarkable growth, fueled by over a decade of continuous innovation in the health and beauty industry. Under the visionary leadership of CEO Vincent Leong, our premium lifestyle solutions have expanded across Malaysia, Singapore, Indonesia, Hong Kong, Australia, Taiwan, Macau, and China. With a strong distributor network, we continue to strengthen our presence across the Asia-Pacific region while actively exploring new global markets.

Driven by a team of industry experts, DSwiss remains dedicated to delivering superior products and customized solutions that cater to diverse client needs. Guided by our philosophy, “Creating Beauty, Health, and the Ecosystem,” our cutting-edge R&D team pioneers new product lines and integrates the latest scientific advancements. This commitment to research and innovation empowers us to develop evidence-based, high-value formulations, ensuring our continued leadership in the industry.

Comprehensive OEM & ODM Solutions

With extensive expertise in OEM and ODM services, DSwiss offers end-to-end solutions designed to meet the unique needs of our clients. Beyond product development, we provide strategic business consultancy, market trend analysis, and marketing support to drive success. Our unwavering commitment to quality and reliability is reflected in our meticulous selection of premium ingredients and materials, ensuring excellence at every stage—from research and development to production. By combining innovation with industry-leading expertise, we empower brands to thrive in the dynamic health and beauty market.

Commitment To Quality & Innovation

At DSwiss, we are committed to delivering exceptional health supplements and beauty products by sourcing premium natural active ingredients with the utmost care. Our rigorous quality control and assurance processes guarantee the safety, efficacy, and consistency of every product we produce.

Upholding the highest industry standards, we strictly adhere to the regulations set by the Ministry of Health (MOH) Malaysia. Through advanced production techniques and specialized equipment, we continuously refine our processes, integrating customer feedback to drive innovation and excellence.

As a trusted partner in private label manufacturing, DSwiss provides fully customizable solutions tailored to meet the unique needs of our clients. With an unwavering dedication to quality, innovation, and sustainability, we empower businesses to thrive in competitive markets while contributing to a healthier and more sustainable future.

DSwiss has cultivated a strong team and forged strategic partnerships worldwide, harnessing advanced manufacturing and R&D capabilities to deliver high-quality, cost-effective solutions. We thrive on collaboration, working closely with our clients to develop and produce customized formulations that align seamlessly with their unique brand visions. With a commitment to innovation and excellence, we continue to drive growth and set new industry standards in health and beauty.

Expanding Our Expertise & Capabilities

Over the past year, we have enhanced our key departments by welcoming top industry professionals, including nutritionists, scientists, laboratory technicians, customer relationship executives, and operations specialists. Through seamless collaboration, our experts drive the development of groundbreaking natural health and beauty products, leveraging premium ingredients and state-of-the-art formulations. With an unwavering commitment to quality and regulatory excellence, we continue to pioneer innovative solutions that redefine the future of health and beauty.

Investing In Future Growth & Innovation

We are actively advancing our strategic initiatives in Talent and Product Development, focusing on pioneering new formulations that align with evolving market demands. Through in-depth market analysis, literature research, and product testing, we ensure full compliance with JAKIM Halal and Malaysian Ministry of Health standards.

Our experts oversee every stage of development—from sourcing premium raw materials and precision manufacturing to rigorous quality control, stability and safety testing, third-party lab verification, innovative packaging, and seamless shipping.

Supporting these efforts, our Operations team ensures a streamlined supply chain, while our Accounts & Finance team upholds financial integrity to drive sustainable growth. Through collaboration and continuous innovation, we are shaping the future of health and beauty solutions.

Expanding Our Global Reach

Leveraging our expertise and deep industry knowledge, we have successfully expanded our OEM/ODM client base in 2024 while strengthening our brand recognition within the sector. As the demand for high-quality products continues to grow, manufacturers must excel in specialized knowledge, R&D innovation, and advanced technology. At DSwiss, we are dedicated to being a trusted partner for brands committed to excellence in health and beauty.

Over the past two years, we have focused on strengthening our presence in Malaysia, laying a solid foundation for future growth. Now, driven by our vision to become a global leader in healthcare and skincare/personal care manufacturing, we are strategically re-entering key international markets, including China, United States, Singapore and others bustling market in the global. Our mission is to set new industry benchmarks in health and beauty through cutting-edge technology, holistic wellness solutions, innovative product formulations, and exceptional customer care.”

With innovation at the core of our growth strategy, we are shaping the future of the health and beauty industry on a global scale, ensuring our products and services meet the evolving needs of consumers worldwide.

Overview

We specialize in turnkey private label manufacturing for nutraceutical and skincare/personal care ODM/OEM products, providing a seamless one-stop solution.

Our end-to-end services encompass custom formulation research and development, manufacturing, production, packaging, and shipping, as well as import/export and regulatory licensing.

With a strong commitment to quality and innovation, we offer premium services backed by rigorous laboratory testing, strict quality control, and efficient production. Our expert team formulates scientifically proven, naturally effective, and high-value-added products designed to meet diverse market needs.

Our production facilities uphold the highest national and international standards, including GMP (Good Manufacturing Practices), HACCP (Hazard Analysis and Critical Control Points), JAKIM Halal, ISO, and MESTI, ensuring excellence at every stage of production.

Expert Consultancy

With years of experience collaborating with diverse clients, we have been instrumental in driving growth and success. Our expertise empowers businesses to operate efficiently and profitably, providing comprehensive guidance across all operational areas while keeping them ahead of the latest market trends and best practices.

Beyond business consultancy, we offer strategic marketing solutions and dedicated support, helping businesses unlock new opportunities and achieve their full potential. With a forward-thinking approach, we are committed to driving innovation, sustainability, and long-term success for our partners.

Innovative R&D

Our innovative in-house R&D team is dedicated to developing specialized formulations and tailored solutions through in-depth research and cutting-edge innovation. We carefully source premium ingredients and materials from trusted suppliers, ensuring the highest standards of quality. With a strong commitment to safety and efficacy, we implement rigorous quality control and assurance protocols at every stage of production, delivering exceptional products that inspire confidence and drive success.

Design & Packaging

Our dedicated teams work closely with clients to design innovative packaging and visuals that enhance unique selling points and strengthen brand identity. Aligned with Ministry of Health standards, we offer comprehensive consultation on packaging design—including text, labels, and graphics—while integrating sustainable materials, ensuring product stability, and optimizing shelf life. Through our tailored solutions, we help businesses create impactful and market-ready products.

Regulatory Services

Our experienced regulatory specialists provide end-to-end support to ensure a smooth market entry for your product. We expertly prepare and submit documentation to key authorities, including the Ministry of Health (Malaysia), HALAL (Malaysia), and other relevant regulatory bodies. With our thorough guidance, we help streamline approvals, ensuring compliance and accelerating your product’s journey to market success.

Production & Quality Assurance

Our products are crafted under strict Good Manufacturing Practice (GMP) standards, with rigorous quality and safety controls at every stage. Raw materials and finished products undergo prompt testing in our internal laboratory, adhering to the highest industry standards.

Equipped with advanced machinery, our state-of-the-art facility produces a diverse range of dosage forms and container types, catering to various customer needs. Quality control is seamlessly integrated throughout the production process, ensuring precision manufacturing and consistent excellence.

With a commitment to continuous innovation and improvement, we take pride in delivering end-to-end solutions—ensuring every product reaches customers on time and in optimal condition.

Products and Formulations

Functional Food

Functional foods, also known as nutraceuticals, are crafted to provide health benefits beyond basic nutrition, supporting overall well-being and reducing the risk of diseases.

●	Enriched with essential nutrients, vitamins, minerals, and bioactive compounds to prevent nutritional deficiencies and optimize physiological functions.
●	Designed to enhance bodily functions and contribute to long-term health maintenance.
●	Developed by a team of experienced food technologists and scientists specializing in innovative food supplements.
●	Available in various forms, including powders, liquids, chewable tablets, jellies, tea bags, capsules, and gummies, catering to diverse consumer preferences.
●	Produced using natural, effective, and proprietary standardized extracts, along with scientifically proven ingredients, ensuring safety and efficacy.

Through continuous research and innovation, we are committed to delivering high-quality functional food solutions that support a healthier lifestyle.

Skincare Products

Skincare products are essential in meeting the growing demand for beauty solutions, offering practices that enhance skin integrity, improve conditions, and elevate overall appearance.

●	Formulated with effective, naturally derived, and scientifically proven ingredients to deliver beautifying benefits while ensuring safety.
●	Made with carefully selected ingredients, free from banned substances, heavy metals, and allergens.
●	Developed by an experienced R&D team dedicated to innovation, quality, and efficacy.
●	Available in various forms, including serums, toners, cleansers, essences, creams, facial masks, gels, and lotions, catering to diverse skincare needs.

Through our commitment to research and development, we strive to provide high-quality skincare solutions that promote healthier, more radiant skin.

Personal Care Products

Driven by the philosophy of equality of life, we have expanded into the pet-care sector with a mission to enhance the well-being and quality of life of cherished pets. Our product range includes specialized offerings, such as pet shampoos, meticulously crafted to support hygiene, grooming, and beautification.

●	Customized to meet the specific needs of pets, ensuring they are mild and gentle on sensitive animal skin, which differs significantly from human skin.
●	Designed to effectively address health issues, improve skin and coat conditions, and promote overall pet wellness.
●	Combining innovation, expertise, and care to deliver comprehensive solutions that enhance the health, happiness, and vitality of pets.

Through our commitment to quality and innovation, we strive to provide pet owners with trusted products that reflect our dedication to the holistic well-being of their beloved companions.

Pet Wellness Supplement

Pet health supplements are carefully formulated to provide essential nutrients, support vital bodily functions, and promote the overall well-being of companion animals. Designed to complement pets’ daily diets, these supplements help address specific health needs and enhance their quality of life.

●	Deliver a balanced blend of vitamins, minerals, and bioactive compounds to support overall health and optimize bodily functions in pets.
●	Enhance skin health, joint mobility, and immune function, while addressing specific needs such as energy, digestion, and coat vitality.
●	Developed using scientifically validated ingredients, free from harmful additives, and tailored to ensure safety, efficacy, and optimal nutrient absorption for pets.

One of our latest innovations is a comprehensive pet wellness supplement, specifically designed to support skin, joint, and immune health. This product combines a synergistic blend of key ingredients, scientifically recognized for their beneficial effects in these critical areas of pet health. Through this and other advancements, we remain committed to improving the quality of life for pets and their families.

Health Supplements

Health supplements are meticulously formulated to deliver essential nutrients, support vital bodily functions, and promote overall well-being. Designed to complement daily diets, these supplements help bridge nutritional gaps and target specific health concerns.

●	Provide a rich blend of vitamins, minerals, and bioactive compounds to support overall health and optimize bodily functions.
●	Enhance immunity, digestion, cognitive function, and heart health, while addressing specific needs such as energy boost, joint support, and skin vitality.
●	Developed using scientifically validated ingredients, free from harmful additives, and available in various forms to ensure safety, efficacy, and optimal nutrient absorption.

Our commitment to quality and innovation ensures that our health supplements meet the highest standards, empowering individuals to achieve their wellness goals.

Natural Products / Traditional Medicines

Traditional medicines and natural products have been used for centuries across cultures to promote healing, balance, and overall well-being. Rooted in ancient wisdom and holistic practices, these remedies harness the power of nature to support the body’s innate ability to heal and thrive. Carefully crafted from plant-based ingredients, herbs, and natural compounds, they offer a gentle yet effective approach to health and wellness.

●	Provide a harmonious blend of herbs, roots, and natural extracts to restore balance, enhance vitality, and support the body’s natural healing processes.
●	Promote holistic health by addressing physical, mental, and emotional well-being, with benefits such as improved energy, stress relief, immune support, and digestive harmony.
●	Formulated based on time-tested traditions and modern scientific research, free from synthetic additives, and available in various forms like teas, tinctures, capsules, and powders for ease of use and absorption.

Whether used for preventive care or to address specific health concerns, traditional medicines and natural products offer a connection to nature’s healing power, fostering wellness in a sustainable and holistic way.

Trademark

The Company owned several trademark registers under its subsidiaries in respective jurisdiction of which the subsidiary is operates.

●	Cambodia
●	Malaysia
●	Singapore
●	China
●	Hong Kong
●	India
●	Myanmar
●	Vietnam
●	EUIPO

Future Plan

Marketing Campaign & Publicity

The company is actively expanding its market presence in the beauty and health industries, both locally and internationally. To accelerate growth, we continuously enhance our marketing efforts through targeted social media campaigns and established e-commerce platforms, increasing product visibility and strengthening brand awareness. Recognizing the growing influence of digital engagement, management has made social media a key component of our marketing strategy. By leveraging the extensive networks we have built since our inception, our outreach efforts have become increasingly efficient and impactful, allowing us to connect directly with customers, gather valuable feedback, and continuously enhance our offerings. This direct engagement has fueled exponential growth in our customer base, strengthening our brand image and market position.

Looking ahead, our marketing and publicity strategies will focus on:

●	Collaborating with leading biotech and life sciences partners to reinforce our competitive edge.
●	Partnering with innovative retail technology providers to drive sales and broaden market exposure.
●	Offering comprehensive biotechnology, nutraceuticals, and skincare solutions, including turnkey private label manufacturing services.
●	Aiming for a 100% increase in social media engagement compared to last year by the end of 2025 through targeted campaigns, influencer collaborations, and interactive content strategies.
●	Planning to participate in at least two major international trade shows (e.g., HNC Shanghai, Vitafoods Asia) by the end of 2025 as part of our global expansion strategy, enhancing brand visibility and fostering strategic partnerships.

Building on our success in Chinese trade shows, we have effectively showcased our products to a global audience, unlocking new growth opportunities. As we continue our expansion, we are excited to extend our reach by participating in trade shows in Thailand, further strengthening our industry presence and fostering valuable collaborations. Moving forward, we remain committed to expanding our reach and deepening customer relationships through strategic digital engagement, driving sustainable growth and establishing ourselves as a global leader in the beauty and health industries.

Human Resources & Talent Development

Strengthening our workforce is essential to achieving our future goals. We are committed to investing in human resources and talent development across key areas, including internal administration, operations, sales and marketing, accounting and finance, and top management. With strong teams already in place for R&D, product development, operations, and sales, as well as a recently expanded accounts department, we are well-positioned for the next phase of growth. By expanding our talent pool, we aim to enhance our capabilities, drive innovation, and accelerate our progress toward long-term success. DSwiss is committed to talent acquisition, employee development, and strategic partnerships to strengthen our workforce and capabilities to support our expansion. Our key objectives include expanding our workforce by 50% by the end of 2025 and hiring specialists in R&D biotechnology and digital marketing to support our growth initiatives. We also plan to establish internship partnerships with at least three top universities in Malaysia, such as Taylors University, Monash University, and other universities in Malaysia, by 2025 to foster talent development and industry collaboration.

Merger & Acquisition

The Company is actively pursuing strategic mergers and acquisitions to drive growth and unlock synergies across key sectors, including healthcare, biotechnology, beauty and slimming, wellness, food science, and related industries. By complementing organic growth with targeted acquisitions, we aim to accelerate innovation, expand our market reach, and enhance value creation for shareholders, employees, and partners. With a forward-thinking approach, we are committed to seizing new opportunities that align with our vision for long-term success and industry leadership. Furthermore, our M&A strategy is designed to support companies facing challenges in their supply chain and R&D investment. By acquiring or partnering with firms that struggle with procurement inefficiencies, limited supplier networks, or outdated research capabilities, DSwiss can leverage its expertise to optimize their operations, enhance technological innovation, and drive overall industry progress. With a forward-thinking approach, we are committed to seizing new opportunities that align with our vision for long-term success and industry leadership.

Competition

The beauty and healthcare industries are dynamic and rapidly evolving, presenting exciting opportunities for growth and innovation. To strengthen our market position, we are leveraging the experience, knowledge, and expertise of our dedicated team while maintaining our commitment to delivering exceptional customer service. Additionally, we are strategically expanding into functional medicine and homeopathic supplements to meet the growing demand in the complementary and integrative health markets. By embracing innovation and staying attuned to industry trends, we are well-positioned to drive sustainable growth and enhance our market presence.

Customers

For the year ended December 31, 2024, the Company has generated $3,112,887 revenue from clients under the ordinary course of business of the Company. The revenue mainly represented OEM/ODM sales of Nutraceutical / Skincare and Medical Consumable Supplies to clients.

Employees

As of December 31, 2024, the Company has thirteen (13) full-time employees, including Mr. Leong Ming Chia who serves as our Chief Executive Officer, Director, Secretary, and Treasurer. He works full-time and has the flexibility to dedicate up to 70 hours per week to the business, with a willingness to commit additional time as needed.

Currently, we do not offer pension plans, health insurance, annuities, stock options, profit sharing, or similar benefits. However, we may consider implementing such plans in the future. At this time, no personal benefits are provided to our officers, directors, or employees.

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

ITEM 2. PROPERTIES

Our principal executive office is currently located at No. B-10-08, Vertical Business Suite, Bangsar South City, No. 8 Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia.

For the year ended December 31, 2024, the principal executive office located at Unit 18-11, 18-12 & 18-01, Tower A, Vertical Business Suite, Avenue 3, Bangsar South, No. 8, Jalan Kerinchi, 59200, Kuala Lumpur, Malaysia, was rented by DSwiss Sdn Bhd for an initial deposit of MYR 67,200 and additional monthly payments in the amount of MYR 16,800, on a month- to-month basis which was terminable by the end of each month.

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

As of December 31, 2024, the Company has an outstanding loan to be settle for aforementioned acquisition of motor vehicle of MYR20,756 (approximately $4,643) to be settled in 6 instalments in year 2025.

In December 2021, the Company had obtained the second loan financing in the principal amount of MYR180,000 (approximately $43,134) from Public Bank Berhad, a financial institution in Malaysia, to finance the acquisition of a motor vehicle. The loan bears interest at the base lending rate less 3.89% per annum, is payable in 60 monthly instalments of MYR3,306 (approximately $792) each and matures in November 2026.

As of December 31, 2024, the Company has an outstanding loan to be settle for aforementioned acquisition of motor vehicle of MYR76,038 (approximately $17,009), of which MYR39,672 (approximately $8,874) to be settled in 12 instalments in year 2025 and MYR36,366 (approximately $8,135) to be settled in 11 instalments after year 2025.

In December 2024, the Company had obtained another loan financing in the principal amount of MYR387,000 (approximately $86,568) from Hong Leong Bank Berhad, a financial institution in Malaysia, to finance the acquisition of a motor vehicle. The loan bears interest at the base lending rate less 2.74% per annum, is payable in 60 monthly instalments of MYR7,334 (approximately $1,641) each and matures in November 2029.

As of December 31, 2024, the Company has an outstanding loan to be settle for aforementioned acquisition of motor vehicle of MYR432,685 (approximately $96,788), of which MYR88,008 (approximately $19,687) to be settled in 12 instalments in year 2025 and MYR344,677 (approximately $77,101) to be settled in 47 instalments after year 2025.

Loan acquired for the acquisition of motor vehicles mentioned above are denominated in MYR, of which subjected to the fluctuation in reporting currency.

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

Fiscal Year 2024	Highest Bid	Lowest Bid
First Quarter	$0.05	$0.01
Second Quarter	$0.05	$0.01
Third Quarter	$0.05	$0.02
Fourth Quarter	$0.07	$0.01

Holders

As of December 31, 2024, we had 206,904,585 shares of our Common Stock par value, $.0001 issued and outstanding. There were 427 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2024.

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

Overview

DSwiss, Inc. (“the Company”), a Nevada corporation was incorporated under the laws of the State of Nevada on May 28, 2015. DSwiss Holding Limited owns 100% of DSwiss (HK) Limited, a Hong Kong Company, which owns 100% of DSwiss Sdn Bhd, the operating Malaysia Company of which is described below. In 2016, DSwiss (HK) Limited invested in DSwiss Biotech Sdn Bhd, incorporated in Malaysia, and owned 40% equity interest. We have incorporated a new company namely DSwiss International Trading (Shenzhen) Limited in China, with 100% equity interest owned by DSwiss (HK) Limited. On November 9, 2020, DSwiss International Trading (Shenzhen) Limited was officially deregistered. On January 18, 2023, DSwiss (HK) Limited acquired 150,000 shares, representing 60% equity interest in DSwiss Biotech Sdn. Bhd., from the other party with consideration of RM 1. After such acquisition, DSwiss Biotech Sdn. Bhd. became a wholly owned subsidiary of DSwiss (HK) Limited.

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

Results of Operations

Revenues for the year ended December 31, 2024 and 2023

The Company generated revenue of $3,112,887 and $1,470,071 for the year ended December 31, 2024 and 2023 respectively. Revenue has increased by $1,642,816 which is a 111.8% increase comparatively. The revenue mainly represented OEM/ODM sales of Nutraceutical and Skincare Supplies to the customers.

Cost of Revenue and Gross Margin

Cost of revenue for the Company year ended December 31, 2024, amounted to $2,489,616 as compared to $1,110,846 for the year ended December 31, 2023. The increase of $1,378,770 in cost of revenue was in line with the increase in revenue. As a result, the gross profit has increased from $359,225 for the year ended December 31, 2023 to $623,271 for the year ended December 31, 2024.

Gross margin of the Company has decreased from 24.44% in year ended December 31, 2023 to 20.02% in year ended December 31, 2024, which is a net decrease of 4.42%.

Cost of revenue comprise of freight-in, cost of goods purchased and packing material cost.

Operating Expenses

Selling, general and administrative expenses for the year ended December 31, 2024 and 2023 amounted to $603,720 and $367,647 respectively, the increase of $236,073 which is 64.21% higher comparatively.

Operating expenses for the year ended December 31, 2024 and 2023 amounted to $1,203 and $1,342 respectively, the decrease of $139 which is 10.36% lower comparatively.

Other Income

The Company recorded an amount of $13,300 and $6,904 as other income for the year ended December 31, 2024 and 2023 respectively. This income is derived from the interest income earned and exchange gain.

Net Profit / (Loss) and Net Profit / (Loss) Margin

Net profit for the year ended December 31, 2024 was $22,223 as compared to net loss for the year ended December 31, 2023 was $49,535. The increase in net profit of $71,758 was resulted from the increase in revenue. Taking into the profit for the year ended December 31, 2024, the accumulated loss for the Company has decreased from $1,410,153 to $1,387,930.

Liquidity and Capital Resources

As of December 31, 2024, we had working capital surplus of $13,645 consisting of cash and cash equivalent of $397,476 as compared to working capital surplus of $21,848 and our cash and cash equivalent of $249,110 as of December 31, 2023.

Net cash generated from operating activities for the year ended December 31, 2024 was $182,699 as compared to net cash generated from operating activities of $45,295 for the year ended December 31, 2023. The increase in cash generated from operating activities are mainly resulted from the increase in other payables and accrued liabilities.

Net cash used in investing activity for the year ended December 31, 2024 was $105,258 as compared to net cash used in investing activity for the year ended December 31, 2023 were $372. The cash used in investing activities are mainly for purchase of plant and equipment.

Net cash generated from financing activity for the year ended December 31, 2024 was $68,306 as compared to net cash used in financing activity $15,890 for the year ended December 31, 2023. The net cash generated from / (used in) financing activity are mainly for the addition and repayment of finance lease.

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

Shipping and handling fees are expensed as incurred for the year ended December 31, 2024 were $321 while for the year ended December 31, 2023 were $5.

Selling, general and administrative expenses

Selling, general and administrative expenses are primarily comprised of salaries, travelling and accommodation fees such as petrol, toll and parking and shipping and handling fees.

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

Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trademarks in India, Singapore, Cambodia, Hong Kong and China which are amortized on a straight-line basis over a useful life of ten years.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the year ended December 31, 2024.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended December 31, 2024 and year ended December 31, 2023. The Company and its subsidiary are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiaries in Malaysia and Hong Kong maintain their books and record in their local currency, Ringgits Malaysia (“MYR”) and Hong Kong Dollars (“HK$”) respectively, which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2024	2023

Year-end MYR : US$1 exchange rate	4.47	4.59
Year-average MYR : US$1 exchange rate	4.55	4.56
Year-end HK$ : US$1 exchange rate	7.77	7.81
Year-average HK$ : US$1 exchange rate	7.80	7.83

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about the reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU 2023-09 is effective for annual periods beginning after December 15, 2024.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2024, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2024.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2024.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Leong Ming Chia	42	Chief Executive Officer, President, Secretary, Treasurer, Director
Wong Sui Ting	52	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year ended December 31, 2024, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leong Ming Chia, Chief Executive Officer,	For the year ended December 31, 2024	47,457	44,820	-	-	-	-	17,229	109,506
President, Secretary, Treasurer, Director (1)	For the year ended December 31, 2023	39,439	9,311	-	-	-	-	6,338	55,088

Wong Sui Ting,	For the year ended December 31, 2024	-	-	-	-	-	-	-	-
Director (2)	For the year ended December 31, 2023	-	-	-	-	-	-	-	-

(1)	On September 8, 2015 Leong Ming Chia was appointed Chief Executive Officer, President and a member of our Board of Directors. On May 31, 2017, upon the resignation of Chua Lee Yee from the position of Chief Financial Officer, Treasurer, Secretary and Director, Leong Ming Chia replaced Chua Lee Yee as the Chief Financial Officer, Treasurer and Secretary of the company.
(2)	On May 31, 2015 Wong Sui Ting was appointed as a member of our Board of Director.

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

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2024.

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leong Ming Chia, Chief Executive Officer,	For the year ended December 31, 2024	47,457	44,820	-	-	-	-	17,229	109,506
President, Secretary, Treasurer, Director (1)	For the year ended December 31, 2023	39,439	9,311	-	-	-	-	6,338	55,088

Wong Sui Ting,	For the year ended December 31, 2024	-	-	-	-	-	-	-	-
Director (2)	For the year ended December 31, 2023	-	-	-	-	-	-	-	-

(1)	On September 8, 2015 Leong Ming Chia was appointed Chief Executive Officer, President and a member of our Board of Directors. On May 31, 2017, upon the resignation of Chua Lee Yee from the position of Chief Financial Officer, Treasurer, Secretary and Director, Leong Ming Chia replaced Chua Lee Yee as the Chief Financial Officer, Treasurer and Secretary of the company.
(2)	On May 31, 2015 Wong Sui Ting was appointed as a member of our Board of Director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2024, the Company has 206,904,585 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2024 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

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

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (206,904,585 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Based on the total issued and outstanding shares of 206,904,585 as of the date of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

For the years ended December 31, 2024 and December 31, 2023, the Company has the following transactions with related party:

	For the year ended December 31, 2024 (Audited)	For the year ended December 31, 2023 (Audited)
Professional Fees
- Related party A	$12,600	$13,001

Sales
- Related party B	$7,725	$48,366

Purchases
- Related party B	$8,236	$-

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

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Audit fees	$25,200	$23,000
Audit related fees	-	-
Total	$25,200	$23,000

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

Date: March 31, 2025
	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Finance Officer, Secretary, Treasurer, Director
Principal Executive Officer Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DSwiss, Inc.

No. B-10-08, Vertical Business Suite,

Bangsar South City,

No. 8, Jalan Kerinchi, 59200 Kuala Lumpur,

Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DSwiss, Inc. (“the Company”) as of December 31, 2023 and December 31, 2024 and the related consolidated statements of operations and comprehensive income, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for the year ended of December 31, 2023 and December 31, 2024 and the related notes to consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2024, and the results of its operations and its cash flows for the year ended of December 31, 2023 and December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, as at December 31, 2024 the Company has suffered an accumulated deficit of $1,387,930. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Kuala Lumpur, Malaysia
Date: March 31, 2025

DSWISS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 and 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents (including $137,152 and $130,925 of time deposits as of December 31, 2024 and December 31, 2023 respectively)	$397,476	$249,110
Accounts receivables	74,648	36,148
Other receivables, prepaid expenses, and deposit	22,188	24,532
Tax recoverable	-	299
Inventories	3,350	6,872

Total current assets	497,662	316,961

NON-CURRENT ASSETS
Plant and equipment, net	136,767	48,105
Intangible assets, net	1,401	2,427

Total non-current assets	138,168	50,532

TOTAL ASSETS	$635,830	$367,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payables (including $818 and $1,092 payable to a related party as of December 31, 2024 and December 31, 2023 respectively)	$153,045	$99,360
Other payables and accrued liabilities (including $3,000 and $3,000 of general and administrative expenses payable to a related party as of December 31, 2024 and December 31, 2023 respectively)	302,347	174,714
Finance lease liability	28,517	21,039
Tax payable	108	-

Total current liabilities	484,017	295,113

NON-CURRENT LIABILITY
Finance lease liability	77,777	15,965

Total non-current liability	77,777	15,965

TOTAL LIABILITIES	$561,794	$311,078

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,585 shares and 206,904,585 shares issued and outstanding as of December 31, 2024 and 2023 respectively	20,690	20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive income	45,850	50,452
Accumulated deficit	(1,387,930)	(1,410,153)

TOTAL STOCKHOLDERS’ EQUITY	74,036	56,415

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$635,830	$367,493

See accompanying notes to consolidated financial statements.

DSWISS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended December 31, 2024	For the year ended December 31, 2023
REVENUE (including $7,725 and $48,366 of revenue from a related party for the year ended December 31, 2024 and 2023 respectively)	$3,112,887	$1,470,071

COST OF REVENUE (including $8,236 of purchases from a related party for the year ended December 31, 2024)	(2,489,616)	(1,110,846)

GROSS PROFIT	623,271	359,225

OTHER INCOME	13,300	6,904

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including $12,600 and $13,001 of general and administrative expenses to a related party for the year ended December 31, 2024 and 2023 respectively)	(603,720)	(367,647)

OPERATING EXPENSES	(1,203)	(1,342)

FINANCE COST	(1,547)	(2,919)

LEASE EXPENSES	-	(43,099)

PROFIT/(LOSS) BEFORE INCOME TAX	$30,101	$(48,878)

INCOME TAXES PROVISION	(7,878)	(657)

NET INCOME / (LOSS)	22,223	(49,535)

Other comprehensive income:
- Foreign currency translation adjustment	(4,602)	56,298
COMPREHENSIVE INCOME	$17,621	$6,763

Net profit/(loss) per share- Basic and diluted	0.0001	(0.0002)

Weighted average number of common shares outstanding - Basic and diluted	$206,904,585	$206,904,585

See accompanying notes to consolidated financial statements.

DSWISS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		NON-
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE (LOSSES)/GAINS	ACCUMULATED LOSSES	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2022	206,904,585	20,690	1,395,426	(5,846)	(1,324,002)	11,883	98,151
Foreign currency translation adjustment	-	-	-	56,298	-	-	56,298
Changes in ownership interests in an associate	-	-	-	-	(36,616)	(11,883)	(48,499)
Net loss	-	-	-	-	(49,535)	-	(49,535)
Balance as of December 31, 2023	206,904,585	20,690	1,395,426	50,452	(1,410,153)	-	56,415
Foreign currency translation adjustment	-	-	-	(4,602)	-	-	(4,602)
Net profit	-	-	-	-	22,223	-	22,223

Balance as of December 31, 2024	206,904,585	20,690	1,395,426	45,850	(1,387,930)	-	74,036

See accompanying notes to consolidated financial statements

DSWISS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended December 31, 2024	For the year ended December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$30,101	$(48,878)
Adjustments to reconcile net income/(loss) to net cash generated from operating activities:
Depreciation for plant and equipment	17,558	64,933
Amortization for intangible assets	1,034	1,030
Changes in operating assets and liabilities:
Accounts receivables	(21,881)	26,440
Accounts payables	32,386	25,180
Inventories	3,704	329
Other payables and accrued liabilities	124,128	22,967
Other receivables, prepaid expenses, and deposit	2,996	(3,606)
Reduction in lease liability	-	(42,862)
Cash generated from operating activities	$190,026	$45,533
Taxation paid	(7,470)	(238)
Net cash generated from operating activities	$182,556	$45,295

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(105,549)	(373)
Proceed from disposal of plant and equipment	291	1
Net cash used in investing activities	$(105,258)	$(372)

CASH FLOWS FROM FINANCING ACTIVITY:
Addition of finance lease	96,787	-
Repayment of finance lease	(28,481)	(15,890)
Net cash generated from / (used in) financing activity	$68,306	$(15,890)

Effect of exchange rate changes on cash and cash equivalents	2,762	5,808

Net change in cash and cash equivalents	148,366	34,841
Cash and cash equivalents, beginning of year	249,110	214,269

CASH AND CASH EQUIVALENTS, END OF YEAR	$397,476	$249,110
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$7,470	$238
Interest paid	$1,547	$406

See accompanying notes to consolidated financial statements.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

The Company, through its subsidiaries, mainly supplies high quality beauty products. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held
1.	DSwiss Holding Limited	Seychelles, May 28, 2015	1 share of ordinary share of US$1 each	Investment holding	100%

2.	DSwiss (HK) Limited	Hong Kong, May 28, 2015	1 share of ordinary share of HK$1 each	International trade in health care and beauty products	100%

3.	DSwiss Sdn Bhd	Malaysia, March 10, 2011	2 shares of ordinary share of RM 1 each	Supply of health care products	100%

4.	DSwiss Biotech Sdn Bhd	Malaysia, March 17, 2016	250,000 shares of ordinary share of RM 1 each	Research and development on biotechnology	100%

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

As of December 31, 2024, the Company suffered an accumulated deficit of $1,387,930. The continuation of the Company as a going concern through December 31, 2024 is dependent upon improving the profitability and the continuing financial support from its major stockholders. Management believes the existing major shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trademarks in India, Singapore, Cambodia, Hong Kong and China which are amortized on a straight-line basis over a useful life of ten years.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the year ended December 31, 2024.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiaries in Malaysia and Hong Kong maintain their books and record in their local currency, Ringgits Malaysia (“MYR”) and Hong Kong Dollars (“HK$”) respectively, which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2024	2023

Year-end MYR : US$1 exchange rate	4.47	4.59
Year-average MYR : US$1 exchange rate	4.55	4.56
Year-end HK$ : US$1 exchange rate	7.77	7.81
Year-average HK$ : US$1 exchange rate	7.80	7.83

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company already adopted this ASU on its consolidated financial statements and related disclosures.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about the reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU 2023-09 is effective for annual periods beginning after December 15, 2024.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. STOCKHOLDERS’ EQUITY

As of December 31, 2024 and 2023, the Company had a total of 206,904,585 and 206,904,585 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

5. PLANT AND EQUIPMENT

	As of December 31, 2024	As of December 31, 2023
Computer and software	$104,318	$102,064
Furniture and fittings	6,144	6,144
Office equipment	23,314	21,525
Motor vehicle	232,678	133,003
Plant and machinery	4,028	2,865
Total plant and equipment	370,482	$265,601
Accumulated depreciation	(223,158)	(205,600)
Effect of translation exchange	(10,557)	(11,896)
Plant and equipment, net	$136,767	$48,105

Depreciation expense for the year ended December 31, 2024 and December 31, 2023 were $17,558 and $21,833, respectively.

6. INTANGIBLE ASSETS

	As of December 31, 2024	As of December 31, 2023
Trademarks	$12,077	$12,077
Amortization	(10,228)	(9,194)
Effect of translation exchange	(448)	(456)
Intangible assets, net	$1,401	$2,427

Amortization for the year ended December 31, 2024 and December 31, 2023 were $1,034 and $1,030, respectively.

7. OTHER RECEIVABLES, PREPAID EXPENSES AND DEPOSITS

	As of December 31, 2024	As of December 31, 2023
Other receivables	$69	$5,460
Prepaid expenses	1,839	1,932
Deposits	20,280	17,140
Total other receivables, prepaid expenses and deposits	$22,188	$24,532

8. INVENTORIES

	As of December 31, 2024	As of December 31, 2023
Finished goods, at cost	$3,350	$6,872
Total inventories	$3,350	$6,872

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31, 2024	As of December 31, 2023
Other payables	$229,591	$114,964
Accrued audit fees	13,611	30,207
Accrued other expenses	47,524	15,222
Accrued professional fees	11,621	14,321
Total payables and accrued liabilities	$302,347	$174,714

10. FINANCE LEASE LIABILITIES

The Company purchased motor vehicles with finance lease. The first finance lease agreement commenced on July 31, 2018 with the effective interest rate of 3.62% per annum, due through June, 2025, with principal and interest payable monthly. The second finance lease agreement commenced on December 3, 2021 with the effective interest rate of 3.70% per annum, due through November, 2026, with principal and interest payable monthly. The third finance lease agreement commenced on December 21, 2024 with the effective interest rate of 3.70% per annum, due through November, 2029, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of December 31, 2024	As of December 31, 2023
Finance leases	$118,440	$38,817
Less: interest expense	(12,146)	(1,813)
Net present value of finance leases	106,294	37,004

Current portion	28,517	21,039
Non-current portion	77,777	15,965
Total	$106,294	$37,004

As of December 31, 2024, the maturities of the finance leases for each of the years are as follows:

2025	28,517
2026	24,446
2027	17,392
2028	18,326
2029	17,613
Total	$106,294

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11. INCOME TAXES

For the year ended December 31, 2024 and year ended December 31, 2023, the local (United States) and foreign components of profit/(loss) before income taxes were comprised of the following:

	For the year ended December 31, 2024	For the year ended December 31, 2023

Tax jurisdictions from:
- Local	$(43,131)	$(51,974)
- Foreign, representing
Seychelles	1,790	(3,207)
Hong Kong	3,269	(3,702)
Malaysia	68,173	10,005
Profit/(Loss) before income tax	$30,101	$(48,878)

The provision for income taxes consisted of the following:

	For the year ended December 31, 2024	For the year ended December 31, 2023

Current:
- Local	$-	$-
- Foreign	(7,878)	(657)

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$(7,878)	$(657)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company for the year ended December 31, 2024 and 2023.

	For the year ended December 31, 2024	For the year ended December 31, 2023
Deferred tax assets:
Net operating loss carry forwards
-United States of America	$(119,124)	$(110,066)
-Seychelles	-	-
-Hong Kong	(104,203)	(104,743)
-Malaysia	(22,099)	(31,143)
	(245,426)	(245,952)
Less: valuation allowance	$245,426	$245,952
Deferred tax assets	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries that operate in various countries: United States, Seychelles, Hong Kong and Malaysia, that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2024, the operations in the United States of America incurred $567,256 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $119,124 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of December 31, 2024, the operations in the Hong Kong incurred $631,537 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $104,203 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Malaysia

DSwiss Sdn Bhd and DSwiss Biotech Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 15% to 24% on its assessable income. As of December 31, 2024, the operations in the Malaysia incurred $147,324 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 15%. The Company has provided for a full valuation allowance of $22,099 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

12. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended December 31, 2024 and 2023, the customers who accounted for 10% or more of the Company’s revenue and its accounts receivable balance at year-end are presented as follows:

	For the year ended December 31
	2024	2023		2024	2023	2024		2023
	Revenue			Percentage of Revenue		Accounts Receivable, Trade
Customer A	$464,642		$-	15%	-%		$-		$-
Customer B	$525,253	$		17%	%	$		$
Customer C	$-		$263,195	-%	18%		$-		$35,247
Customer D	$-		$230,525	-%	16%		$-		$-
Customer E	$-		$182,786	-%	12%		$-		$-
Customer F	$1,266,279		$494,182	41%	33%		$-		$-
	$2,256,174		$1,170,688	73%	79%		$-		$35,247

(b) Major vendors

For the year ended December 31, 2024 and 2023, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year-end are presented as follows:

	For the year ended December 31
	2024	2023	2024	2023	2024	2023
	Purchases		Percentage of Purchases		Accounts Payable, Trade
Vendor A	$573,141	$-	23%	-%	$26,056	$-
Vendor B	$266,333	$-	11%	-%	$67,354	$-
Vendor C	$-	$163,262	-%	49%	$-	$5,984
Vendor D	$920,628	$548,438	37%	15%	$15,494	$64,194
Vendor E	$-	$164,854	-%	14%	$-	$22,008
	$1,760,102	$876,554	71%	78%	$108,904	$92,186

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

(d) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of MYR and HK$ converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

The initial recognition of operating lease right and lease liability as follow:

As of December 31, 2024, operating lease right of use asset as follow:

	Year ended December 31,
	2024	2023
As of January 1,	$-	$44,548
Accumulated amortization	-	(43,099)
Effect of translation exchange	-	(1,449)
Balance as of December 31	$-	$-

As of December 31, 2024, operating lease liability as follow:

As of January 1,	$-
Less: gross repayment	-
Add: imputed interest	-
Effect of translation exchange	-
Balance as of December 31, 2024	$-
Less: lease liability current portion	-
Lease liability non-current portion	$-

For the year ended December 31, 2024 and 2023, the amortization of the operating lease right of use asset are $0 and $43,099 respectively.

	Year ended December 31,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$-	$42,862
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	-	-
Weighted average discount rate for operating lease	-%	5.40%

For the year ended December 31, 2024 and 2023, lease expenses were $0 and $43,099 respectively.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY TRANSACTIONS

For the years ended December 31, 2024 and December 31, 2023, the Company has the following transactions with related party:

	For the year ended December 31, 2024 (Audited)	For the year ended December 31, 2023 (Audited)
Professional Fees
- Related party A	$12,600	$13,001

Sales
- Related party B	$7,725	$48,366

Purchases
- Related party B	$8,236	$-

The related party A is a wholly owned subsidiary of a 7.33% shareholder of the Company.

The related party B’s director is the founder of the Company.

15. SEGMENTED INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has two reportable segments based on business unit, investment holding and health care products and services and two reportable segments based on country, Malaysia and Non-Malaysia.

The Company adopted the ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

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

	For the year ended December 31, 2024
By Business Unit	Investment holding	Health care products and services	Total

Revenue	$-	$3,112,887	$3,112,887
Cost of revenue	-	(2,489,616)	(2,489,616)
Gross profit	-	623,271	623,271
Selling, general and administrative expenses and other income	(41,341)	(549,079)	(590,420)
Operating expenses	-	(1,203)	(1,203)
Finance cost	-	(1,547)	(1,547)
(Loss)/Profit from operations	(41,341)	71,442	30,101

Total assets	$33,693	$602,137	$635,830
Capital expenditure	$-	$105,549	$105,549

	For the year ended December 31, 2024
By Country	Malaysia	Non-Malaysia	Total

Revenue	$3,112,887	$-	$3,112,887
Cost of revenue	(2,489,616)	-	(2,489,616)
Gross profit	623,271	-	623,271
Selling, general and administrative expenses and other income	(553,551)	(36,869)	(590,420)
Operating expenses	-	(1,203)	(1,203)
Finance cost	(1,547)	-	(1,547)
Profit/(Loss) from operations	68,173	(38,072)	30,101

Total assets	$551,949	$83,881	$635,830
Capital expenditure	$105,549	$-	$105,549

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. SEGMENTED INFORMATION (CONTINUED)

	For the year ended December 31, 2023
By Business Unit	Investment holding	Health care products and services	Total

Revenue	$-	$1,470,071	$1,470,071
Cost of revenue	-	(1,110,846)	(1,110,846)
Gross profit	-	359,225	359,225
Selling, general and administrative expenses and other income	(55,181)	(305,562)	(360,743)
Operating expenses	-	(1,342)	(1,342)
Finance cost	-	(2,919)	(2,919)
Lease expenses	-	(43,099)	(43,099)
(Loss)/Profit from operations	(55,181)	6,303	(48,878)

Total assets	$42,449	$325,044	$367,493
Capital expenditure	$-	$373	$373

	For the year ended December 31, 2023
By Country	Malaysia	Non-Malaysia	Total

Revenue	$1,470,071	$-	$1,470,071
Cost of revenue	(1,110,846)	-	(1,110,846)
Gross profit	359,225	-	359,225
Selling, general and administrative expenses and other income	(303,202)	(57,541)	(360,743)
Operating expenses	-	(1,342)	(1,342)
Finance cost	(2,919)	-	(2,919)
Lease expenses	(43,099)	-	(43,099)
Profit/(Loss) from operations	10,005	(58,883)	(48,878)

Total assets	$300,499	$66,994	$367,493
Capital expenditure	$373	$-	$373

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2024 up through the date the Company issued the audited consolidated financial statements.

On January 2, 2025, DSwiss Sdn Bhd (subsidiary of the Company) entered into a contract rental agreement to rent an office in Malaysia for a period of 3 years commencing on March 1, 2025 with monthly payment in the amount of RM 12,000 per month over the course of the lease. The Company has an option to renew after the end of the agreement.

