Form 10-Q
period 2025-03-31
DSwiss Inc
filed 2025-05-15
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2025
Common Stock, $0.0001 par value	206,904,585

1

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2025 and December 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2025	December 31, 2024
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents (including $139,141 and $137,152 of time deposits as of March 31, 2025 and December 31, 2024 respectively)	$304,637	$397,476
Accounts receivable	63,162	74,648
Other receivables, prepaid expenses and deposit	192,944	22,188
Tax recoverable	652	-
Inventories	2,860	3,350
Total Current Assets	564,255	497,662

NON-CURRENT ASSETS
Plant and equipment, net	130,507	136,767
Intangible assets, net	1,140	1,401
Operating lease right-of-use assets, net	159,274	-
Total Non-Current Assets	290,921	138,168

TOTAL ASSETS	$855,176	$635,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable (including $4,758 and $818 payable to a related party as of March 31, 2025 and December 31, 2024 respectively)	$221,517	$153,045
Other payables and accrued liabilities (including $1,675 and $3,000 of general and administrative expenses payable to a related party as of March 31, 2025 and December 31, 2024 respectively)	162,338	302,347
Finance lease liability	12,886	28,517
Operating lease liability	24,572	-
Tax payable	-	108
Total Current Liabilities	421,313	484,017

NON- CURRENT LIABILITIES
Finance lease liability	86,049	77,777
Operating lease liability	134,702	-
Total non-current liabilities	220,751	77,777

TOTAL LIABILITIES	$642,064	$561,794

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,585 shares issued and outstanding as of March 31, 2025 and December 31, 2024 respectively	$20,690	$20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive income	46,190	45,850
Accumulated deficit	(1,249,194)	(1,387,930)

TOTAL STOCKHOLDERS’ EQUITY	213,112	74,036

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$855,176	$635,830

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2025	2024
REVENUE (including $1,284 and $2,559 of revenue from a related party for the three months ended March 31, 2025 and 2024, respectively)	$1,001,186	$471,377

COST OF REVENUE	(738,139)	(201,492)

GROSS PROFIT	263,047	269,885

OTHER INCOME	1,053	2,152

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including $2,268 and $1,500 of general and administrative expenses to a related party for the three months ended March 31, 2025 and 2024, respectively)	(119,325)	(93,543)

OPERATING EXPENSES	-	(329)

FINANCE COST	(2,198)	(342)

LEASE EXPENSES	(1,819)	-

PROFIT BEFORE INCOME TAX	140,758	177,823

TAXATION	(2,022)	(158)

NET INCOME	138,736	177,665

Other comprehensive income:
- Foreign currency translation adjustment	340	889

Comprehensive income	139,076	178,554

Net income per share- Basic and diluted	0.0007	0.0009

Weighted average number of common shares outstanding – Basic and diluted	206,904,585	206,904,585

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

Three Months Ended March 31, 2025 (Unaudited)

	COMMON STOCK			ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2024 (audited)	206,904,585	20,690	1,395,426	45,850	(1,387,930)	74,036
Foreign currency translation adjustment	-	-	-	340	-	340
Net income	-	-	-	-	138,736	138,736
Balance as of March 31, 2025 (unaudited)	206,904,585	20,690	1,395,426	46,190	(1,249,194)	213,112

Three Months Ended March 31, 2024 (Unaudited)

	COMMON STOCK			ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2023 (audited)	206,904,585	20,690	1,395,426	50,452	(1,410,153)	56,415
Foreign currency translation adjustment	-	-	-	889	-	889
Net income	-	-	-	-	177,665	177,665
Balance as of March 31, 2024 (unaudited)	206,904,585	20,690	1,395,426	51,341	(1,232,488)	234,969

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$138,736	$177,665
Adjustments to reconcile net income to net cash (used in)/ generated from operating activities:
Depreciation and amortization	10,504	3,437
Amortization for intangible assets	259	258
Changes in operating assets and liabilities:
Accounts payable	68,579	(74,639)
Accounts receivable	12,092	(11,848)
Other payables and accrued liabilities	(142,278)	(32,798)
Inventories	517	480
Other receivables, prepaid expenses and deposits	(170,576)	(38)
Reduction in lease liability	(1,826)	-
Tax recoverable	(758)	-
Net cash (used in)/ generated from operating activities	(84,751)	62,517

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(1,346)	-
Disposal of plant and equipment	-	274
Net cash (used in)/generated from investing activities	(1,346)	274

CASH FLOWS FROM FINANCING ACTIVITY:
Repayment of finance lease	(8,222)	(3,963)
Net cash used in financing activity	(8,222)	(3,963)

Effect of exchange rate changes on cash and cash equivalent	1,480	(3,053)

Net (decrease)/ increase in cash and cash equivalents	(92,839)	55,775
Cash and cash equivalents, beginning of period	397,476	249,110
CASH AND CASH EQUIVALENTS, END OF PERIOD	$304,637	$304,885
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$(2,780)	$(158)
Interest paid	$(2,198)	$(392)

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at March 31, 2025 and 2024 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2024. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2025 and 2024 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2024 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2024.

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

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended March 31, 2025, the Company suffered an accumulated deficit of $1,249,194. This factor raises substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses. Shipping and handling fees are expensed as incurred for the three months ended March 31, 2025 were $768, while for the three months ended March 31, 2024 were $0.

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

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

Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trademarks in India, Singapore, Cambodia, Hong Kong and China, which are amortized on a straight-line basis over a useful life of ten years.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the three months ended March 31, 2025.

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

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2025	2024

Period-end RM : US$1 exchange rate	4.45	4.72
Period-average RM : US$1 exchange rate	4.45	4.73
Period-end HK$ : US$1 exchange rate	7.78	7.83
Period-average HK$ : US$1 exchange rate	7.78	7.82

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2025, the Company operates in two reportable operating segments in Malaysia and Hong Kong.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The new standard requires entities to disclose additional information about certain expenses, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, as well as selling expenses included in commonly presented expense captions on the income statement. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. STOCKHOLDERS’ EQUITY

As of March 31, 2025, the Company had a total of 206,904,585 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

4. PLANT AND EQUIPMENT

	March 31, 2025	December 31, 2024
Computer and software	$105,625	$104,318
Furniture and fittings	6,144	6,144
Office equipment	23,352	23,314
Motor vehicle	232,678	232,678
Plant and machinery	4,028	4,028
Total plant and equipment	$371,827	$370,482
Accumulated depreciation	(231,842)	(223,158)
Effect of translation exchange	(9,478)	(10,557)
Plant and equipment, net	$130,507	$136,767

Depreciation expense for the three months ended March 31, 2025 and 2024 were $8,684 and $3,437 respectively.

5. INTANGIBLE ASSETS

	March 31, 2025	December 31, 2024
Trademarks	$12,077	$12,077
Amortization	(10,487)	(10,228)
Effect of translation exchange	(450)	(448)
Intangible assets, net	$1,140	$1,401

Amortization for the three months ended March 31, 2025 and March 31, 2024 were $259 and $258, respectively.

6. OTHER RECEIVABLES, PREPAID EXPENSES AND DEPOSITS

	March 31, 2025	December 31, 2024
Other receivables	$14,434	$69
Prepaid expenses	162,774	1,839
Deposits	15,736	20,280
Total other receivables, prepaid expenses and deposits	$192,944	$22,188

7. INVENTORIES

	March 31, 2025	December 31, 2024
Finished goods, at cost	$2,860	$3,350
Total inventories	$2,860	$3,350

8. OTHER PAYABLES AND ACCRUED LIABILITIES

	March 31, 2025	December 31, 2024
Other payables	$129,975	$229,591
Accrued audit fees	7,425	13,611
Accrued other expenses	19,868	47,524
Accrued professional fees	5,070	11,621
Total payables and accrued liabilities	$162,338	$302,347

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

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

	As of March 31, 2025	As of December 31, 2024
Finance lease	$109,853	$118,440
Less: interest expense	(10,918)	(12,146)
Net present value of finance lease	98,935	106,294

Current portion	12,886	28,517
Non-current portion	86,049	77,777
Total	$98,935	$106,294

As of March 31, 2025 the maturities of the finance lease for each of the years are as follows:

2025	22,594
2026	24,002
2027	17,612
2028	18,553
2029	16,174
Total	$98,935

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. INCOME TAXES

For the three months ended March 31, 2025 and 2024, the local (United States) and foreign components of profit before income taxes were comprised of the following:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024

Tax jurisdictions from:
- Local	$(14,273)	$(12,566)
- Foreign, representing
Seychelles	(1,411)	(412)
Hong Kong	(995)	(1,126)
Malaysia	157,437	191,927

Profit before income tax	$140,758	$177,823

The provision for income taxes consisted of the following:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Current:
- Local	$-	$-
- Foreign	(2,022)	(158)

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$(2,022)	$(158)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2025, the operations in the United States of America incurred $581,529 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $122,121 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of March 31, 2025, the operations in the Hong Kong incurred $632,532 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $104,368 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

DSwiss Sdn. Bhd. and DSwiss Biotech Sdn. Bhd. are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 15% to 24% on its assessable income. As of March 31, 2025, the operations in the Malaysia generated $8,090 of cumulative net operating profits.

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended March 31, 2025 and 2024, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2025	2024	2025	2024	2025	2024
	Revenue		Percentage of revenue		Accounts receivable

Customer A	$-	$49,476	-%	10%	$-	$33,024
Customer B	$525,467	$238,952	52%	51%	$-	$-
Customer C	$257,974	$-	26%	-%	$-	$-
	$783,441	$288,428	78%	61%	$-	$33,024

(b) Major vendors

For three months ended March 31, 2025 and 2024, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2025	2024	2025	2024	2025	2024
	Purchase		Percentage of purchase		Accounts payable

Vendor A	$-	$27,640	-%	14%	$-		$1,431
Vendor B	$499,738	$79,705	68%	40%	$242		$10,433
Vendor C	$-	$22,818	-%	11%	$-		$15,665
Vendor D	$113,713	$-	15%	%	$42,905	$
	$613,451	$130,163	83%	65%	$43,147		$27,529

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

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

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

As of March 1, 2025, the Company recognized approximately US$161,099, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of March 1, 2025, with discounted rate of 6.6% adopted from Public Bank Berhad’s base lending rate as a reference for discount rate.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

As of March 31, 2025 and December 31, 2024, operating lease right of use asset as follow:

	As of March 31, 2025	As of December 31, 2024
As of beginning of the period/year	$-	$-
Add: New lease commenced on March 1, 2025	161,099	-
Accumulated amortization	(1,819)	-
Effect of translation exchange	(6)	-
Balance as of end of the period/year	$159,274	$-

As of March 31, 2025 and December 31, 2024, the amortization of the operating lease right of use asset are $1,819 and $0 respectively.

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of March 31, 2025, operating lease liability as follow:

As of January 1, 2025	$-
Add: New lease commenced on March 1, 2025	161,099
Less: gross repayment	(2,696)
Add: imputed interest	877
Effect of translation exchange	(6)
Balance as of March 31, 2025	$159,274
Less: lease liability current portion	(24,572)
Lease liability non-current portion	$134,702

Maturities of operating lease obligation as follow:

Year ending
December 31, 2025	18,824
December 31, 2026	24,011
December 31, 2027	25,662
December 31, 2028	27,427
December 31, 2029	29,313
December 31, 2030	31,330
December 31, 2031	2,707
Total	$159,274

Other information:

	As of March 31, 2025	As of December 31, 2024
	(unaudited)	(audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$2,696	$-
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	6	-
Weighted average discount rate for operating lease	6.6%	-%

As of March 31, 2025 and December 31, 2024, lease expenses were $1,819 and $0 respectively.

13. RELATED PARTY TRANSACTIONS

For the period ended March 31, 2025 and 2024, the Company has the following transactions with related party:

	For the period ended March 31, 2025	For the period ended March 31, 2024
Professional Fees:
- Related party A	$4,292	$1,500

Sales
- Related party B	$1,284	$2,559

The related party A, is a wholly owned subsidiary of a 7.33% shareholder of the Company.

The related party B’s director is the founder of the Company.

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

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

	For the period ended March 31, 2025
By Business Unit	Investment holding	Health care products and services	Total

Revenue	$-	$1,001,186	$1,001,186
Cost of revenue	-	(738,139)	(738,139)
Gross profit	-	263,047	263,047
Selling, general and administrative expenses and other income	(15,683)	(102,589)	(118,272)
Finance cost	-	(2,198)	(2,198)
Lease expense	-	(1,819)	(1,819)
Profit from operations	(15,683)	156,441	140,758

Total assets	$31,753	$823,423	$855,176
Capital expenditure	$-	$1,346	$1,346

	For the period ended March 31, 2025
By Country	Malaysia	Non-Malaysia	Total

Revenue	$1,001,186	$-	$1,001,186
Cost of revenue	(738,139)	-	(738,139)
Gross profit	263,047	-	263,047
Selling, general and administrative expenses and other income	(101,593)	(16,679)	(118,272)
Finance cost	(2,198)	-	(2,198)
Lease expense	(1,819)	-	(1,819)
Profit from operations	157,437	(16,679)	140,758

Total assets	$762,236	$92,940	$855,176
Capital expenditure	$1,346	$-	$1,346

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	For the period ended March 31, 2024
By Business Unit	Investment holding	Health care products and services	Total

Revenue	$-	$471,377	$471,377
Cost of revenue	-	(201,492)	(201,492)
Gross profit	-	269,885	269,885
Selling, general and administrative expenses and other income	(12,977)	(78,414)	(91,391)
Operating expenses	-	(329)	(329)
Finance cost	-	(342)	(342)
(Loss)/Profit from operations	(12,977)	190,800	177,823

Total assets	$42,382	$399,826	$442,208
Capital expenditure	$-	$-	$-

	For the period ended March 31, 2024
By Country	Malaysia	Non-Malaysia	Total

Revenue	$471,377	$-	$471,377
Cost of revenue	(201,492)	-	(201,492)
Gross profit	269,885	-	269,885
Selling, general and administrative expenses and other income	(77,616)	(13,775)	(91,391)
Operating expenses	-	(329)	(329)
Finance cost	(342)	-	(342)
Profit/(Loss) from operations	191,927	(14,104)	177,823

Total assets	$375,792	$66,416	$442,208
Capital expenditure	$-	$-	$-

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2025 up through the date the Company issued the consolidated financial statements.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the Three Months Ended March 31, 2025 and March 31, 2024.

For the three months ended March 31, 2025 and 2024, we realized revenue in the amount of $1,001,186 and $471,377 respectively. Our gross profits for the three months ended March 31, 2025 and 2024 were $263,047 and $269,885 respectively, which is lesser $6,838 for the three months ended March 31, 2024 due to higher cost of revenue incurred for the three months ended March 31, 2025.

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

Our net profit for the three months ended March 31, 2025 and 2024 were $138,736 and $177,665 respectively.

Liquidity and Capital Resources

For the three months ended March 31, 2025 and 2024, we had cash and cash equivalents of $304,637 and $304,885 respectively. We have negative operating cash flow and our working capital has been and will continue to be significant. As a result, we have increased our sales resulting an increase in our overall revenue. We need to meet our working capital requirements to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $84,751, compared to net cash generated from operating activities was $62,517 in the prior period. The operating cash flow performance primarily reflects decrease in other payables and accrued liabilities to the prior period.

Investing Activities

For the three months ended March 31, 2025, net cash used in investing activities was $1,346, reflecting the purchase of plant and equipment. For the three months ended March 31, 2024, net cash generated from investing activities was

$274, reflecting the disposal of plant and equipment.

Financing Activity

For the three months ended March 31, 2025 and 2024, net cash used in financing activity were $8,222 and $3,963 respectively resulted from the repayment of finance lease.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2025.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The new standard requires entities to disclose additional information about certain expenses, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, as well as selling expenses included in commonly presented expense captions on the income statement. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2025, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSWISS, INC.
(Name of Registrant)

Date: May 15, 2025

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

8