Form 10-Q
period 2025-06-30
DSwiss Inc
filed 2025-08-14
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2025
Common Stock, $0.0001 par value	206,904,585

1

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2025 and December 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2025	December 31, 2024
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents (including $147,285 and $137,152 of time deposits as of June 30, 2025 and December 31, 2024 respectively)	$580,951	$397,476
Accounts receivable	55,443	74,648
Other receivables, prepaid expenses and deposits	18,677	22,188
Tax recoverable	686	-
Inventories	4,296	3,350
Total Current Assets	660,053	497,662

NON-CURRENT ASSETS
Plant and equipment, net	128,970	136,767
Intangible assets, net	873	1,401
Operating lease right-of-use assets, net	161,826	-
Total Non-Current Assets	291,669	138,168

TOTAL ASSETS	$951,722	$635,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable (including $87 and $818 payable to a related party as of June 30, 2025 and December 31, 2024 respectively)	$200,948	$153,045
Other payables and accrued liabilities (including $1,500 and $3,000 of general and administrative expenses payable to a related party as of June 30, 2025 and December 31, 2024 respectively)	243,475	302,347
Finance lease liability	4,821	28,517
Operating lease liability	20,035	-
Tax payable	-	108
Total Current Liabilities	469,279	484,017

NON- CURRENT LIABILITIES
Finance lease liability	90,577	77,777
Operating lease liability	141,791	-
Total non-current liabilities	232,368	77,777

TOTAL LIABILITIES	$701,647	$561,794

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,585 shares issued and outstanding as of June 30, 2025 and December 31, 2024 respectively	$20,690	$20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive income	51,025	45,850
Accumulated deficit	(1,217,066)	(1,387,930)

TOTAL STOCKHOLDERS’ EQUITY	250,075	74,036

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$951,722	$635,830

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
	$	$	$	$
REVENUE (including $6,892 and $1,316 of revenue from a related party for the three months ended June 30, 2025 and 2024, respectively, and $8,205 and $3,875 of revenue from a related party for the six months ended June 30, 2025 and 2024, respectively)	1,021,340	579,367	2,022,526	1,050,744

COST OF REVENUE	(872,732)	(447,182)	(1,610,871)	(648,674)

GROSS PROFIT	148,608	132,185	411,655	402,070

OTHER INCOME	31,333	3,533	32,386	5,685

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including $1,674 and $3,700 of general and administrative expenses to a related party for the three months ended June 30, 2025 and 2024, respectively, and 3,942 and $5,230 of general and administrative expenses to a related party for the six months ended June 30, 2025 and 2024, respectively)	(135,499)	(109,628)	(254,824)	(203,171)

OPERATING EXPENSES	(599)	(258)	(599)	(587)

FINANCE COST	(3,922)	(301)	(6,120)	(643)

LEASE EXPENSES	(5,681)	-	(7,500)	-

PROFIT BEFORE INCOME TAX	34,240	25,531	174,998	203,354

TAXATION	(2,112)	(4,385)	(4,134)	(4,543)

NET INCOME	32,128	21,146	170,864	198,811

Other comprehensive income/(loss)
- Foreign currency translation adjustment	4,835	(9,522)	5,175	(8,633)

COMPREHENSIVE INCOME	36,963	11,624	176,039	190,178

NET INCOME PER SHARE – BASIC AND DILUTED	0.0002	0.0001	0.0008	0.0010

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	206,904,585	206,904,585	206,904,585	206,904,585

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

Six Months Ended June 30, 2025 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2024 (audited)	206,904,585	20,690	1,395,426	45,850	(1,387,930)	74,036
Foreign currency translation adjustment	-	-	-	340	-	340
Net income	-	-	-	-	138,736	138,736
Balance as of March 31, 2025 (unaudited)	206,904,585	20,690	1,395,426	46,190	(1,249,194)	213,112
Foreign currency translation adjustment	-	-	-	4,835	-	4,835
Net income	-	-	-	-	32,128	32,128
Balance as of June 30, 2025 (unaudited)	206,904,585	20,690	1,395,426	51,025	(1,217,066)	250,075

Six Months Ended June 30, 2024 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2023 (audited)	206,904,585	20,690	1,395,426	50,452	(1,410,153)	56,415
Foreign currency translation adjustment	-	-	-	889	-	889
Net income	-	-	-	-	177,665	177,665
Balance as of March 31, 2024 (unaudited)	206,904,585	20,690	1,395,426	51,341	(1,232,488)	234,969
Foreign currency translation adjustment	-	-	-	(9,522)	-	(9,522)
Net income	-	-	-	-	21,146	21,146
Balance as of June 30, 2024 (unaudited)	206,904,585	20,690	1,395,426	41,819	(1,211,342)	246,593

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$170,864	$198,811
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	25,454	6,856
Amortization for intangible assets	517	516
Gain on disposal of plant and equipment	(30,341)	-
Changes in operating assets and liabilities:
Accounts receivable	23,771	11,785
Accounts payable	38,540	(23,756)
Other payables and accrued liabilities	(75,960)	33,908
Inventories	(741)	1,309
Other receivables, prepaid expenses and deposits	4,869	(4,056)
Tax payable	-	4,240
Tax recoverable	(637)	-
Reduction in lease liability	(7,751)	-
Net cash generated from operating activities	148,585	229,613

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(2,392)	-
Disposal of plant and equipment	31,357	276
Net cash generated from investing activities	28,965	276

CASH FLOWS FROM FINANCING ACTIVITY:
Repayment of finance lease	(17,398)	(7,978)
Net cash used in financing activity	(17,398)	(7,978)

Effect of exchange rate changes on cash and cash equivalent	23,323	(12,728)

Net increase in cash and cash equivalents	183,475	209,183
Cash and cash equivalents, beginning of period	397,476	249,110
CASH AND CASH EQUIVALENTS, END OF PERIOD	$580,951	$458,293
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$(4,909)	$(317)
Interest paid	$(6,120)	$(643)

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at June 30, 2025 and 2024 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2024. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2025 and 2024 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2024 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2024.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended June 30, 2025, the Company suffered an accumulated deficit of $1,217,066. This factor raises substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses. Shipping and handling fees are expensed as incurred for the six months ended June 30, 2025 were $1,058, while for the six months ended June 30, 2024 were $215.

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the six months ended June 30, 2025.

Leases

The Company accounts for leases in accordance with Topic 842, “Leases” (“ASC 842”) and determines if an arrangement is a lease at inception. Operating leases are included in operating ROU assets, other current liabilities, and operating lease liabilities in our unaudited condensed consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our unaudited condensed consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company generally use the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2025

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2025	2024

Period-end RM : US$1 exchange rate	4.21	4.72
Period-average RM : US$1 exchange rate	4.35	4.73
Period-end HK$ : US$1 exchange rate	7.85	7.81
Period-average HK$ : US$1 exchange rate	7.80	7.82

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the six months ended June 30, 2025, the Company operates in two reportable operating segments in Malaysia and Hong Kong.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in the ASU provide (1) all entities with a practical expedient and (2) entities other than public business entities (PBEs) with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The ASU is effective for fiscal years and interim periods beginning after December 15, 2025. Companies should apply this guidance on a prospective basis, and early adoption is permitted.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. STOCKHOLDERS’ EQUITY

As of June 30, 2025, the Company had a total of 206,904,585 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

4. PLANT AND EQUIPMENT

	June 30, 2025	December 31, 2024
Computer and software	$105,969	$104,318
Furniture and fittings	6,144	6,144
Office equipment	23,354	23,314
Motor vehicle	155,360	232,678
Plant and machinery	4,612	4,028
Total plant and equipment	$295,439	$370,482
Accumulated depreciation	(163,678)	(223,158)
Effect of translation exchange	(2,791)	(10,557)
Plant and equipment, net	$128,970	$136,767

Depreciation expense for the three months and six months ended June 30, 2025 were $9,270 and $17,954 respectively.

Depreciation expense for the three months and six months ended June 30, 2024 were $3,419 and $6,856 respectively.

5. INTANGIBLE ASSETS

	June 30, 2025	December 31, 2024
Trademarks	$12,077	$12,077
Amortization	(10,745)	(10,228)
Effect of translation exchange	(459)	(448)
Intangible assets, net	$873	$1,401

Amortization for the three months and six months ended June 30, 2025 was $258 and $517 respectively.

Amortization for the three months and six months ended June 30, 2024 was $258 and $516 respectively.

6. OTHER RECEIVABLES, PREPAID EXPENSES AND DEPOSITS

	June 30, 2025	December 31, 2024
Other receivables	$483	$69
Prepaid expenses	3,944	1,839
Deposits	14,250	20,280
Total other receivables, prepaid expenses and deposits	$18,677	$22,188

7. INVENTORIES

	June 30, 2025	December 31, 2024
Finished goods, at cost	$4,296	$3,350
Total inventories	$4,296	$3,350

8. OTHER PAYABLES AND ACCRUED LIABILITIES

	June 30, 2025	December 31, 2024
Other payables	$109,330	$229,591
Accrued audit fees	6,777	13,611
Accrued other expenses	126,402	47,524
Accrued professional fees	966	11,621
Total payables and accrued liabilities	$243,475	$302,347

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

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

	As of June 30, 2025	As of December 31, 2024
Finance lease	$105,604	$118,440
Less: interest expense	(10,206)	(12,146)
Net present value of finance lease	95,398	106,294

Current portion	4,821	28,517
Non-current portion	90,577	77,777
Total	$95,398	$106,294

As of June 30, 2025 the maturities of the finance lease for each of the years are as follows:

2025	15,039
2026	25,265
2027	18,539
2028	19,529
2029	17,026
Total	$95,398

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. INCOME TAXES

For the six months ended June 30, 2025 and 2024, the local (United States) and foreign components of profit/(loss) before income taxes were comprised of the following:

	For the six months ended June 30, 2025	For the six months ended June 30, 2024

Tax jurisdictions from:
- Local	$(31,524)	$(24,937)
- Foreign, representing
Seychelles	(827)	(11,261)
Hong Kong	(2,028)	(2,003)
Malaysia	209,377	241,555

Profit before income tax	$174,998	$203,354

The provision for income taxes consisted of the following:

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Current:
- Local	$-	$-
- Foreign	(4,134)	(4,543)

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$(4,134)	$(4,543)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2025, the operations in the United States of America incurred $598,781 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $125,744 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of June 30, 2025, the operations in the Hong Kong incurred $633,565 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $104,538 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

DSwiss Sdn. Bhd. and DSwiss Biotech Sdn. Bhd. are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 15% to 24% on its assessable income. As of June 30, 2025, the operations in the Malaysia generated $57,919 of cumulative net operating profits.

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended June 30, 2025 and 2024, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2025	2024	2025	2024	2025	2024
	Revenue		Percentage of revenue		Accounts receivable

Customer A	$195,960	$-	20%	-%	$-	$-
Customer B	$-	$72,239	-%	12%	$-	$27,983
Customer C	$671,482	$236,038	67%	41%	$-	$-
Customer D	$-	$117,114	-%	20%	$-	$-
	$867,442	$425,391	87%	73%	$-	$27,983

For six months ended June 30, 2025 and 2024, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2025	2024	2025	2024	2025	2024
	Revenues		Percentage of revenues		Accounts receivable

Customer A	$459,662	$-	23%	-%	$-	$-
Customer B	$-	$116,635	-%	11%	$-	$27,983
Customer C	$1,208,615	$475,037	60%	45%	$-	$-
Customer D	$-	$139,865	-%	13%	$-	$-
	$1,668,277	$731,537	83%	69%	$-	$27,983

(b) Major vendors

For three months ended June 30, 2025 and 2024, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2025	2024	2025	2024	2025	2024
	Purchase		Percentage of purchases		Accounts payable

Vendor A	$239,829	$183,896	27%	41%	$-	$14,352
Vendor B	$81,779	$104,290	9%	23%	$61,431	$32,472
Vendor C	$139,568	$-	16%	-%	$106,818	$-
	$461,176	$288,186	52%	64%	$168,249	$46,824

For six months ended June 30, 2025 and 2024, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2025	2024	2025	2024	2025	2024
	Purchase		Percentage of purchases		Accounts payable

Vendor A	$-	$66,951	-%	10%	$-	$10,280
Vendor B	$914,564	$263,617	57%	41%	$-	$14,352
Vendor C	$198,017	$122,335	12%	19%	$61,431	$32,472
	$1,112,581	$452,903	69%	70%	$61,431	$57,104

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

FOR THE SIX MONTHS ENDED JUNE 30, 2025

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

On January 2, 2025, DSwiss Sdn Bhd (subsidiary of the Company) entered into a contract rental agreement to rent an office in Malaysia for a period of 3 years commencing on March 1, 2025 with monthly payment in the amount of RM 12,000 per month over the course of the lease. The Company has an option to renew for an additional period of 3 years after the end of the agreement.

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

As of June 30, 2025 and December 31, 2024, operating lease right of use asset as follow:

	As of June 30, 2025	As of December 31, 2024
As of beginning of the period/year	$-	$-
Add: New lease commenced on March 1, 2025	161,099	-
Accumulated amortization	(7,500)	-
Effect of translation exchange	8,227	-
Balance as of end of the period/year	$161,826	$-

As of June 30, 2025 and December 31, 2024, the amortization of the operating lease right of use asset are $7,500 and $0 respectively.

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of June 30, 2025, operating lease liability as follow:

As of January 1, 2025	$-
Add: New lease commenced on March 1, 2025	161,099
Less: gross repayment	(11,025)
Add: imputed interest	3,525
Effect of translation exchange	8,227
Balance as of June 30, 2025	$161,826
Less: lease liability current portion	(20,035)
Lease liability non-current portion	$141,791

Maturities of operating lease obligation as follow:

Year ending
December 31, 2025	13,985
December 31, 2026	25,274
December 31, 2027	27,013
December 31, 2028	28,871
December 31, 2029	30,856
December 31, 2030	32,978
December 31, 2031	2,849
Total	$161,826

Other information:

	As of June 30, 2025	As of December 31, 2024
	(unaudited)	(audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$11,025	$-
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	6.5	-
Weighted average discount rate for operating lease	6.6%	-%

As of June 30, 2025 and December 31, 2024, lease expenses were $7,500 and $0 respectively.

13. RELATED PARTY TRANSACTIONS

For the period ended June 30, 2025 and 2024, the Company has the following transactions with related party:

	For the period ended June 30, 2025	For the period ended June 30, 2024
Professional Fees:
- Related party A	$3,942	$5,230

Sales
- Related party B	$8,205	$3,875

The related party A, is a wholly owned subsidiary of a 7.33% shareholder of the Company.

The related party B’s director is the founder of the Company.

DSWISS, INC.

NOTES TO CONDENSED CONSOILIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

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

	For the period ended June 30, 2025
By Business Unit	Investment holding	Health care products and services	Total

Revenue	$-	$2,022,526	$2,022,526
Cost of revenue	-	(1,610,871)	(1,610,871)
Gross profit	-	411,655	411,655
Selling, general and administrative expenses and other income	(32,351)	(190,686)	(223,037)
Finance cost	-	(6,120)	(6,120)
Lease expense	-	(7,500)	(7,500)
Profit from operations	(32,351)	207,349	174,998

Total assets	$40,887	$910,835	$951,722
Capital expenditure	$-	$2,392	$2,392

	For the period ended June 30, 2025
By Country	Malaysia	Non-Malaysia	Total

Revenue	$2,022,526	$-	$2,022,526
Cost of revenue	(1,610,871)	-	(1,610,871)
Gross profit	411,655	-	411,655
Selling, general and administrative expenses and other income	(188,658)	(34,379)	(223,037)
Finance cost	(6,120)	-	(6,120)
Lease expense	(7,500)	-	(7,500)
Profit from operations	209,377	(34,379)	174,998

Total assets	$851,707	$100,015	$951,722
Capital expenditure	$2,392	$-	$2,392

DSWISS, INC.

NOTES TO CONDENSED CONSOILIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	For the period ended June 30, 2024
By Business Unit	Investment holding	Health care products and services	Total

Revenue	$-	$1,050,744	$1,050,744
Cost of revenue	-	(648,674)	(648,674)
Gross profit	-	402,070	402,070
Selling, general and administrative expenses and other income	(36,197)	(161,289)	(197,486)
Operating expenses	-	(587)	(587)
Finance cost	-	(643)	(643)
(Loss)/Profit from operations	(36,197)	239,551	203,354

Total assets	$28,546	$542,826	$571,372
Capital expenditure	$-	$-	$-

	For the period ended June 30, 2024
By Country	Malaysia	Non-Malaysia	Total

Revenue	$1,050,744	$-	$1,050,744
Cost of revenue	(648,674)	-	(648,674)
Gross profit	402,070	-	402,070
Selling, general and administrative expenses and other income	(159,872)	(37,614)	(197,486)
Operating expenses	-	(587)	(587)
Finance cost	(643)	-	(643)
Profit/(Loss) from operations	241,555	(38,201)	203,354

Total assets	$518,853	$52,519	$571,372
Capital expenditure	$-	$-	$-

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2025 up through the date the Company issued the consolidated financial statements.

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

Results of Operation

For the Three Months and Six Months Ended June 30, 2025 and June 30, 2024.

For the three months and six months ended June 30, 2025, we realized revenue in the amount of $1,021,340 and $2,022,526, while for the three months and six months ended June 30, 2024, we realized revenue in the amount of $579,367 and $1,050,744. Our gross profits for the three months and six months ended June 30, 2025 were $148,608 and $411,655, which are more than $16,423 and $9,585 for the three months and six months ended June 30, 2024 respectively. We attribute this increase in gross profits as a result of increase in revenue.

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

Our net profit for the three months and six months ended June 30, 2025 were $32,128 and $170,864 respectively, while the net profit for three months and six months ended June 30, 2024 were $21,146 and $198,811 respectively.

Liquidity and Capital Resources

For the six months ended June 30, 2025 and 2024, we had cash and cash equivalents of $580,951 and $458,293 respectively. We have positive operating cash flow and our working capital has been and will continue to be significant. As a result, we have increased our sales resulting an increase in our overall revenue. We need to meet our working capital requirements to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the six months ended June 30, 2025, net cash generated from operating activities was $148,585, compared to net cash generated from operating activities was $229,613 in the prior period. The operating cash flow performance primarily reflects decrease in other payables and accrued liabilities to the prior period.

Investing Activities

For the six months ended June 30, 2025, net cash generated from investing activities was $28,965, reflecting the purchase and disposal of plant and equipment. For the six months ended June 30, 2024, net cash generated from investing activity were $276, reflecting the disposal of plant and equipment.

Financing Activity

For the six months ended June 30, 2025 and 2024, net cash used in financing activity were $17,398 and $7,978 respectively resulted from the repayment of finance lease.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2025.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in the ASU provide (1) all entities with a practical expedient and (2) entities other than public business entities (PBEs) with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The ASU is effective for fiscal years and interim periods beginning after December 15, 2025. Companies should apply this guidance on a prospective basis, and early adoption is permitted.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2025, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2025

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

