Form 10-Q
period 2025-09-30
DSwiss Inc
filed 2025-11-14
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2025

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

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (603) 2242-4032

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	DQWS	The OTC Market – OTCID

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2025
Common Stock, $0.0001 par value	206,904,585

1

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2025 and December 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2025	December 31, 2024
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents (including $148,167 and $137,152 of time deposits as of September 30, 2025 and December 31, 2024 respectively)	$367,519	$397,476
Accounts receivable	38,423	74,648
Other receivables, prepaid expenses and deposits	39,870	22,188
Inventories	4,025	3,350
Total Current Assets	449,837	497,662

NON-CURRENT ASSETS
Plant and equipment, net	194,276	136,767
Intangible assets, net	621	1,401
Operating lease right-of-use assets, net	156,014	-
Total Non-Current Assets	350,911	138,168

TOTAL ASSETS	$800,748	$635,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable (including $0 and $818 payable to a related party as of September 30, 2025 and December 31, 2024 respectively)	$147,924	$153,045
Other payables and accrued liabilities (including $1,500 and $3,000 of general and administrative expenses payable to a related party as of September 30, 2025 and December 31, 2024 respectively)	216,111	302,347
Finance lease liability	33,543	28,517
Operating lease liability	14,119	-
Tax payable	1,543	108
Total Current Liabilities	413,240	484,017

NON- CURRENT LIABILITIES
Finance lease liability	97,020	77,777
Operating lease liability	141,895	-
Total non-current liabilities	238,915	77,777

TOTAL LIABILITIES	$652,155	$561,794

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,585 shares issued and outstanding as of September 30, 2025 and December 31, 2024 respectively	$20,690	$20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive income	47,434	45,850
Accumulated deficit	(1,314,957)	(1,387,930)

TOTAL STOCKHOLDERS’ EQUITY	148,593	74,036

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$800,748	$635,830

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
	$	$	$	$
REVENUE (including $4,215 and $2,125 of revenue from a related party for the three months ended September 30, 2025 and 2024, respectively, and $12,498 and $5,834 of revenue from a related party for the nine months ended September 30, 2025 and 2024, respectively)	441,618	1,027,198	2,464,144	2,077,942

COST OF REVENUE	(383,049)	(913,997)	(1,993,920)	(1,562,671)

GROSS PROFIT	58,569	113,201	470,224	515,271

OTHER INCOME	1,337	3,148	33,723	8,833

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including $1,674 and $1,500 of general and administrative expenses to a related party for the three months ended September 30, 2025 and 2024, respectively, and $5,617 and $6,700 of general and administrative expenses to a related party for the nine months ended September 30, 2025 and 2024, respectively)	(140,357)	(166,073)	(395,181)	(369,244)

OPERATING EXPENSES	(355)	(356)	(954)	(943)

FINANCE COST	(4,085)	(286)	(10,205)	(929)

LEASE EXPENSES	(5,861)	-	(13,361)	-

(LOSS)/PROFIT BEFORE INCOME TAX	(90,752)	(50,366)	84,246	152,988

TAXATION	(7,139)	(11,102)	(11,273)	(15,645)

NET (LOSS)/PROFIT	(97,891)	(61,468)	72,973	137,343

Other comprehensive (loss)/income
- Foreign currency translation adjustment	(3,591)	13,469	1,584	4,836

COMPREHENSIVE (LOSS)/INCOME	(101,482)	(47,999)	74,557	142,179

NET (LOSS)/INCOME PER SHARE – BASIC AND DILUTED	(0.0005)	(0.0003)	0.0004	0.0006

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	206,904,585	206,904,585	206,904,585	206,904,585

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

Nine Months Ended September 30, 2025 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2024 (audited)	206,904,585	20,690	1,395,426	45,850	(1,387,930)	74,036
Foreign currency translation adjustment	-	-	-	340	-	340
Net income	-	-	-	-	138,736	138,736
Balance as of March 31, 2025 (unaudited)	206,904,585	20,690	1,395,426	46,190	(1,249,194)	213,112
Foreign currency translation adjustment	-	-	-	4,835	-	4,835
Net income	-	-	-	-	32,128	32,128
Balance as of June 30, 2025 (unaudited)	206,904,585	20,690	1,395,426	51,025	(1,217,066)	250,075
Foreign currency translation adjustment	-	-	-	(3,591)	-	(3,591)
Net loss	-	-	-	-	(97,891)	(97,891)
Balance as of September 30, 2025 (unaudited)	206,904,585	20,690	1,395,426	47,434	(1,314,957)	148,593

Nine Months Ended September 30, 2024 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2023 (audited)	206,904,585	20,690	1,395,426	50,452	(1,410,153)	56,415
Foreign currency translation adjustment	-	-	-	889	-	889
Net income	-	-	-	-	177,665	177,665
Balance as of March 31, 2024 (unaudited)	206,904,585	20,690	1,395,426	51,341	(1,232,488)	234,969
Foreign currency translation adjustment	-	-	-	(9,522)	-	(9,522)
Net income	-	-	-	-	21,146	21,146
Balance as of June 30, 2024 (unaudited)	206,904,585	20,690	1,395,426	41,819	(1,211,342)	246,593
Foreign currency translation adjustment	-	-	-	13,469	-	13,469
Net loss	-	-	-	-	(61,468)	(61,468)
Balance as of September 30, 2024 (unaudited)	206,904,585	20,690	1,395,426	55,288	(1,272,810)	198,594

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,973	$137,343
Adjustments to reconcile net profit to net cash (used in)/generated from operating activities:
Depreciation and amortization	44,386	10,591
Amortization for intangible assets	775	774
Gain on disposal of plant and equipment	(30,630)	-
Changes in operating assets and liabilities:
Accounts receivable	40,851	6,233
Accounts payable	(14,603)	157,638
Other payables and accrued liabilities	(103,554)	102,796
Inventories	(469)	2,719
Other receivables, prepaid expenses and deposits	(16,308)	(215,886)
Tax payable	1,671	14,996
Reduction in lease liability	(13,689)	-
Net cash (used in)/generated from operating activities	(18,597)	217,204

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(38,062)	(1,628)
Disposal of plant and equipment	31,380	315
Net cash used in investing activities	(6,682)	(1,313)

CASH FLOWS FROM FINANCING ACTIVITY:
Repayment of finance lease	(25,077)	(13,756)
Net cash used in financing activity	(25,077)	(13,756)

Effect of exchange rate changes on cash and cash equivalent	20,399	22,005

Net (decrease)/increase in cash and cash equivalents	(29,957)	224,140
Cash and cash equivalents, beginning of period	397,476	249,110
CASH AND CASH EQUIVALENTS, END OF PERIOD	$367,519	$473,250
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$(9,878)	$(2,177)
Interest paid	$(4,089)	$(929)

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at September 30, 2025 and 2024 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2024. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2025 and 2024 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2024 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2024.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended September 30, 2025, the Company suffered an accumulated deficit of $1,314,957 and negative operating cash flow of $18,597. This factor raises substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses. Shipping and handling fees are expensed as incurred for the nine months ended September 30, 2025 were $1,068, while for the nine months ended September 30, 2024 were $316.

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the nine months ended September 30, 2025.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2025	2024

Period-end RM : US$1 exchange rate	4.21	4.13
Period-average RM : US$1 exchange rate	4.31	4.59
Period-end HK$ : US$1 exchange rate	7.78	7.77
Period-average HK$ : US$1 exchange rate	7.80	7.81

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the nine months ended September 30, 2025, the Company operates in two reportable operating segments in Malaysia and Hong Kong.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. STOCKHOLDERS’ EQUITY

As of September 30, 2025, the Company had a total of 206,904,585 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

4. PLANT AND EQUIPMENT

	September 30, 2025	December 31, 2024
Computer and software	$106,564	$104,318
Furniture and fittings	6,144	6,144
Office equipment	23,354	23,314
Motor vehicle	232,067	232,678
Plant and machinery	5,682	4,028
Total plant and equipment	$373,811	$370,482
Accumulated depreciation	(176,689)	(223,158)
Effect of translation exchange	(2,846)	(10,557)
Plant and equipment, net	$194,276	$136,767

Depreciation expense for the three months and nine months ended September 30, 2025 were $12,779 and $31,025 respectively.

Depreciation expense for the three months and nine months ended September 30, 2024 were $3,735 and $10,591 respectively.

5. INTANGIBLE ASSETS

	September 30, 2025	December 31, 2024
Trademarks	$12,077	$12,077
Amortization	(11,003)	(10,228)
Effect of translation exchange	(453)	(448)
Intangible assets, net	$621	$1,401

Amortization for the three months and nine months ended September 30, 2025 was $258 and $775 respectively.

Amortization for the three months and nine months ended September 30, 2024 was $258 and $774 respectively.

6. OTHER RECEIVABLES, PREPAID EXPENSES AND DEPOSITS

	September 30, 2025	December 31, 2024
Other receivables	$20,195	$69
Prepaid expenses	5,403	1,839
Deposits	14,272	20,280
Total other receivables, prepaid expenses and deposits	$39,870	$22,188

7. INVENTORIES

	September 30, 2025	December 31, 2024
Finished goods, at cost	$4,025	$3,350
Total inventories	$4,025	$3,350

8. OTHER PAYABLES AND ACCRUED LIABILITIES

	September 30, 2025	December 31, 2024
Other payables	$177,846	$229,591
Accrued audit fees	5,163	13,611
Accrued other expenses	32,305	47,524
Accrued professional fees	797	11,621
Total payables and accrued liabilities	$216,111	$302,347

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. FINANCE LEASE LIABILITY

The Company purchased motor vehicles with finance lease. The first finance lease agreement commenced on July 31, 2018 with the effective interest rate of 3.62% per annum, due through June, 2025, with principal and interest payable monthly. The second finance lease agreement commenced on December 3, 2021 with the effective interest rate of 3.70% per annum, due through November, 2026, with principal and interest payable monthly. The third finance lease agreement commenced on December 21, 2024 with the effective interest rate of 3.70% per annum, due through November, 2029, with principal and interest payable monthly. The fourth finance lease agreement commenced on August 17, 2025 with the effective interest rate of 3.70% per annum, due through July, 2030, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of September 30, 2025	As of December 31, 2024
Finance lease	$144,146	$118,440
Less: interest expense	(13,583)	(12,146)
Net present value of finance lease	130,563	106,294

Current portion	33,543	28,517
Non-current portion	97,020	77,777
Total	$130,563	$106,294

As of September 30, 2025 the maturities of the finance lease for each of the years are as follows:

2025	11,229
2026	33,260
2027	26,913
2028	28,287
2029	26,166
2030	4,708
Total	$130,563

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. INCOME TAXES

For the nine months ended September 30, 2025 and 2024, the local (United States) and foreign components of profit/(loss) before income taxes were comprised of the following:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024

Tax jurisdictions from:
- Local	$(47,086)	$(37,595)
- Foreign, representing
Seychelles	(806)	(2,384)
Hong Kong	(3,860)	(2,945)
Malaysia	135,998	195,912

Profit before income tax	$84,246	$152,988

The provision for income taxes consisted of the following:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Current:
- Local	$-	$-
- Foreign	(11,273)	(15,645)

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$(11,273)	$(15,645)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2025, the operations in the United States of America incurred $614,342 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $129,012 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of September 30, 2025, the operations in the Hong Kong incurred $635,397 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $104,841 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

DSwiss Sdn. Bhd. and DSwiss Biotech Sdn. Bhd. are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate of 24% on its assessable income. As of September 30, 2025, the operations in the Malaysia incurred $22,599 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 24%. The Company has provided for a full valuation allowance of $5,424 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended September 30, 2025 and 2024, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2025	2024	2025	2024	2025	2024
	Revenue		Percentage of revenue		Accounts receivable

Customer A	$281,529	$126,617	67%	13%	$-	$-
Customer B	$-	$421,211	-%	42%	$-	$-
Customer C	$-	$227,077	-%	23%	$-	$-
	$281,529	$774,905	67%	78%	$-	$-

For nine months ended September 30, 2025 and 2024, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2025	2024	2025	2024	2025	2024
	Revenues		Percentage of revenues		Accounts receivable

Customer A	$745,563	$-	30%	-%	$-	$-
Customer B	$1,220,111	$910,613	50%	44%	$-	$-
Customer C	$-	$371,172	-%	18%	$-	$-
	$1,965,674	$1,281,785	80%	62%	$-	$-

(b) Major vendors

For three months ended September 30, 2025 and 2024, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2025	2024	2025	2024	2025	2024
	Purchase		Percentage of purchases		Accounts payable

Vendor A	$72,798	$468,568	19%	51%	$11,093	$86,820
Vendor B	$113,769	$268,963	30%	29%	$51,741	$-
Vendor C	$57,435	$-	16%	-%	$50,857	$-
	$244,002	$737,531	65%	80%	$113,691	$86,820

For nine months ended September 30, 2025 and 2024, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2025	2024	2025	2024	2025	2024
	Purchase		Percentage of purchases		Accounts payable

Vendor A	$996,062	$740,157	50%	47%	$11,093	$86,820
Vendor B	$313,669	$394,998	16%	25%	$51,741	$-
	$1,309,731	$1,135,155	66%	72%	$62,834	$86,820

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

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

As of March 1, 2025, the Company recognized approximately US$161,099, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of March 1, 2025, with discounted rate of 6.6% adopted from Maybank Berhad’s base lending rate as a reference for discount rate.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

As of September 30, 2025 and December 31, 2024, operating lease right of use asset as follow:

	As of September 30, 2025	As of December 31, 2024
As of beginning of the period/year	$-	$-
Add: New lease commenced on March 1, 2025	161,099	-
Accumulated amortization	(13,361)	-
Effect of translation exchange	8,276	-
Balance as of end of the period/year	$156,014	$-

As of September 30, 2025 and December 31, 2024, the amortization of the operating lease right of use asset are $13,361 and $0 respectively.

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of September 30, 2025, operating lease liability as follow:

As of January 1, 2025	$-
Add: New lease commenced on March 1, 2025	161,099
Less: gross repayment	(19,477)
Add: imputed interest	6,116
Effect of translation exchange	8,276
Balance as of September 30, 2025	$156,014
Less: lease liability current portion	(14,119)
Lease liability non-current portion	$141,895

Maturities of operating lease obligation as follow:

Year ending
December 31, 2025	8,063
December 31, 2026	25,292
December 31, 2027	27,033
December 31, 2028	28,892
December 31, 2029	30,879
December 31, 2030	33,003
December 31, 2031	2,852
Total	$156,014

Other information:

	As of September 30, 2025	As of December 31, 2024
	(unaudited)	(audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$19,477	$-
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	5.4	-
Weighted average discount rate for operating lease	6.6%	-%

As of September 30, 2025 and December 31, 2024, lease expenses were $13,361 and $0 respectively.

13. RELATED PARTY TRANSACTIONS

For the period ended September 30, 2025 and 2024, the Company has the following transactions with related party:

	For the period ended September 30, 2025	For the period ended September 30, 2024
Professional Fees:
- Related party A	$5,617	$6,700

Sales
- Related party B	$12,498	$5,834

The related party A, is a wholly owned subsidiary of a 7.33% shareholder of the Company.

The related party B’s director is the founder of the Company.

DSWISS, INC.

NOTES TO CONDENSED CONSOILIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

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

	For the period ended September 30, 2025
By Business Unit	Investment holding	Health care products and services	Total

Revenue	$-	$2,464,144	$2,464,144
Cost of revenue	-	(1,993,920)	(1,993,920)
Gross profit	-	470,224	470,224
Selling, general and administrative expenses and other income	(47,892)	(314,520)	(362,412)
Finance cost	-	(10,205)	(10,205)
Lease expense	-	(13,361)	(13,361)
(Loss)/Profit from operations	(47,892)	132,138	84,246

Total assets	$54,753	$745,995	$800,748
Capital expenditure	$-	$38,062	$38,062

	For the period ended September 30, 2025
By Country	Malaysia	Non-Malaysia	Total

Revenue	$2,464,144	$-	$2,464,144
Cost of revenue	(1,993,920)	-	(1,993,920)
Gross profit	470,224	-	470,224
Selling, general and administrative expenses and other income	(310,660)	(51,752)	(362,412)
Finance cost	(10,205)	-	(10,205)
Lease expense	(13,361)	-	(13,361)
Profit from operations	135,998	(51,752)	84,246

Total assets	$716,014	$84,734	$800,748
Capital expenditure	$38,062	$-	$38,062

DSWISS, INC.

NOTES TO CONDENSED CONSOILIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	For the period ended September 30, 2024
By Business Unit	Investment holding	Health care products and services	Total

Revenue	$-	$2,077,942	$2,077,942
Cost of revenue	-	(1,562,671)	(1,562,671)
Gross profit	-	515,271	515,271
Selling, general and administrative expenses and other income	(39,980)	(320,431)	(360,411)
Operating expenses	-	(943)	(943)
Finance cost	-	(929)	(929)
(Loss)/Profit from operations	(39,980)	192,968	152,988

Total assets	$36,468	$780,539	$817,007
Capital expenditure	$-	$1,628	$1,628

	For the period ended September 30, 2024
By Country	Malaysia	Non-Malaysia	Total

Revenue	$2,077,942	$-	$2,077,942
Cost of revenue	(1,562,671)	-	(1,562,671)
Gross profit	515,271	-	515,271
Selling, general and administrative expenses and other income	(318,430)	(41,981)	(360,411)
Operating expenses	-	(943)	(943)
Finance cost	(929)	-	(929)
Profit/(Loss) from operations	195,912	(42,924)	152,988

Total assets	$718,812	$98,195	$817,007
Capital expenditure	$1,628	$-	$1,628

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2025 up through the date the Company issued the consolidated financial statements.

On October 1, 2025, the director of the Company, Sui Ting Wong tendered his resignation as Director of the Company. Upon the resignation, Mr. Leong Ming Chia has become the sole director of the Company.

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

Results of Operation

For the Three Months and Nine Months Ended September 30, 2025 and September 30, 2024.

For the three months and nine months ended September 30, 2025, we realized revenue in the amount of $441,618 and $2,464,144, while for the three months and nine months ended September 30, 2024, we realized revenue in the amount of $1,027,198 and $2,077,942. Our gross profits for the three months and nine months ended September 30, 2025 were $58,569 and $470,224 which are less than $54,632 and $45,047 for the three months and nine months ended September 30, 2024 respectively. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

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

Our net loss for the three months ended September 30, 2025 was $97,891 and net profit for the nine months ended September 30, 2025 was $72,973 respectively, while the net loss for the three months ended September 30, 2024 was $61,468 and net profit for the nine months ended September 30, 2024 was $ $137,343 respectively.

Liquidity and Capital Resources

For the nine months ended September 30, 2025 and 2024, we had cash and cash equivalents of $367,519 and $473,250 respectively. We have negative operating cash flow and we need to meet our working capital requirements to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was $18,597, compared to net cash generated from operating activities was $217,204 in the prior period. The operating cash flow performance primarily reflects decrease in other payables and accrued liabilities to the prior period.

Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities was $6,682, reflecting the purchase and disposal of plant and equipment. For the nine months ended September 30, 2024, net cash used in investing activities was $1,313, reflecting the purchase and disposal of plant and equipment.

Financing Activity

For the nine months ended September 30, 2025 and 2024, net cash used in financing activity were $25,077 and $13,756 respectively resulted from the repayment of finance lease.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2025.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2025, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2025

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

