Form 10-K
period 2025-12-31
DSwiss Inc
filed 2026-03-31
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2025

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2025
Common Stock, $.0001 par value	206,904,585

DSwiss, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2025

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

Comprehensive OEM & ODM Solutions

With extensive expertise in OEM and ODM services, DSwiss offers end-to-end solutions designed to meet the unique needs of our clients. Beyond product development, we provide strategic business consultancy, market trend analysis, and marketing support to drive success. Our unwavering commitment to quality and reliability is reflected in our meticulous selection of premium ingredients and materials, ensuring excellence at every stage from research and development to production. By combining innovation with industry-leading expertise, we empower brands to thrive in the dynamic health and beauty market.

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

Meal Replacement & Complete Nutrition

We have expanded into the meal replacement and complete nutrition segment, reflecting our commitment to innovation and portfolio growth. These products are thoughtfully formulated to deliver balanced macronutrients and essential micronutrients in convenient formats, supporting modern lifestyles and overall well-being.

●	Balanced Nutrition: Formulated with high-quality proteins, complex carbohydrates, healthy fats, dietary fiber, vitamins, and minerals to provide complete and sustained nourishment.
●	Functional Benefits: Enriched with probiotics, prebiotics, plant extracts, and bioactive compounds to support digestive health, immunity, energy levels, and elderly nutrition etc.
●	Expert Development: Created by experienced dietitian to ensure optimal nutrient bioavailability, safety, and efficacy.

This expansion represents a strategic initiative to deliver professionally targeted, scientifically formulated, and sustainable nutrition solutions that meet the requirements of healthcare providers, corporate wellness programs, and other professional clients.

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

Looking ahead, our marketing and publicity strategies will focus on:

●	Collaborating with leading biotech and life sciences partners to reinforce our competitive edge.
●	Partnering with innovative retail technology providers to drive sales and broaden market exposure.
●	Offering comprehensive biotechnology, nutraceuticals, and skincare solutions, including turnkey private label manufacturing services.
●	Aiming for a 100% increase in social media engagement compared to last year by the end of 2026 through targeted campaigns, influencer collaborations, and interactive content strategies.
●	Planning to participate in at least one major international trade shows (e.g., Vitafoods Asia) by the end of 2026 as part of our global expansion strategy, enhancing brand visibility and fostering strategic partnerships.

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

Human Resources & Talent Development

Strengthening our workforce is essential to achieving our future goals. We are committed to investing in human resources and talent development across key areas, including internal administration, operations, sales and marketing, accounting and finance, and top management. With strong teams already in place for R&D, product development, operations, and sales, as well as a recently expanded accounts department, we are well-positioned for the next phase of growth. By expanding our talent pool, we aim to enhance our capabilities, drive innovation, and accelerate our progress toward long-term success. DSwiss is committed to talent acquisition, employee development, and strategic partnerships to strengthen our workforce and capabilities to support our expansion. Our key objectives include expanding our workforce by 50% by the end of 2026 and hiring specialists in R&D biotechnology and digital marketing to support our growth initiatives. We also plan to establish internship partnerships with at least three top universities in Malaysia, such as Taylors University, Monash University, and other universities in Malaysia, by 2026 to foster talent development and industry collaboration.

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

Customers

For the year ended December 31, 2025, the Company has generated $2,920,986 revenue from clients under the ordinary course of business of the Company. The revenue mainly represented OEM/ODM sales of Nutraceutical / Skincare and Medical Consumable Supplies to clients.

Employees

As of December 31, 2025, the Company has thirty (30) full-time employees, including Mr. Leong Ming Chia who serves as our Chief Executive Officer, Director, Secretary, and Treasurer. He works full-time and has the flexibility to dedicate up to 70 hours per week to the business, with a willingness to commit additional time as needed.

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

ITEM 2. PROPERTIES

Our principal executive office is located at No. B-10-08, Vertical Business Suite, Bangsar South City, No. 8 Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia. This location has been rented by DSwiss Sdn Bhd for a 36-month period from March 1, 2025 to February 28, 2028, for an initial deposit of MYR 48,000 (approximately $11,827) and additional monthly payments in the amount of MYR 12,000 (approximately $2,814) over the course of the lease. The office lease is ending on February 28, 2028.

In December 2021, the Company obtained a loan in the principal amount of MYR180,000 (approximately $43,134) from Public Bank Berhad, a financial institution in Malaysia, to finance the acquisition of a motor vehicle. The loan bears interest at the base lending rate less 3.89% per annum, is payable in 60 monthly instalments of MYR3,306 (approximately $792) each and matures in November 2026.

As of December 31, 2025, the Company has an outstanding loan to be settle for aforementioned acquisition of motor vehicle of MYR36,366 (approximately $8,960), to be settled in 11 instalments after year 2025.

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

As of December 31, 2025, the Company has an outstanding loan to be settle for aforementioned acquisition of motor vehicle of MYR344,677 (approximately $84,927), of which MYR88,008 (approximately $21,685) to be settled in 12 instalments in year 2026 and MYR256,669 (approximately $63,242) to be settled in 35 instalments after year 2026.

In August 2025, the Company had further obtained a loan financing in the principal amount of MYR180,000 (approximately $44,351) from Public Bank Berhad, a financial institution in Malaysia, to finance the acquisition of a motor vehicle. The loan bears interest at the base lending rate less 2.28% per annum, is payable in 60 monthly instalments of MYR3,342 (approximately $823) each and matures in July 2030.

As of December 31, 2025, the Company has an outstanding loan to be settle for aforementioned acquisition of motor vehicle of MYR183,810 (approximately $45,290), of which MYR40,104 (approximately $9,881) to be settled in 12 instalments in year 2026 and MYR143,706 (approximately $35,408) to be settled in 43 instalments after year 2026.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTCID under the trading symbol “DQWS.”

We believe that there is no established public trading market for our shares and we cannot assure you that there will be any liquidity for shares of our common stock in the future and such quotation reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2025	Highest Bid	Lowest Bid
First Quarter	$0.09	$0.01
Second Quarter	$0.09	$0.02
Third Quarter	$0.10	$0.02
Fourth Quarter	$0.04	$0.03

Holders

As of December 31, 2025, we had 206,904,585 shares of our Common Stock par value, $.0001 issued and outstanding. There were 430 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2025.

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

Results of Operations

Revenues for the year ended December 31, 2025 and 2024

The Company generated revenue of $2,920,986 and $3,112,887 for the year ended December 31, 2025 and 2024 respectively. Revenue has decreased by $191,901 which is a 6.16% decrease comparatively. The revenue mainly represented OEM/ODM sales of Nutraceutical and Skincare Supplies to the customers.

Cost of Revenue and Gross Margin

Cost of revenue for the Company year ended December 31, 2025, amounted to $2,356,424 as compared to $2,489,616 for the year ended December 31, 2024. The decrease of $133,192 in cost of revenue was in line with the decrease in revenue. As a result, the gross profit has decreased from $623,271 for the year ended December 31, 2024 to $564,562 for the year ended December 31, 2025.

Gross margin of the Company has decreased from 20.02% in year ended December 31, 2024 to 19.33% in year ended December 31, 2025, which is a net decrease of 0.69%.

Cost of revenue comprise of freight-in, cost of goods purchased and packing material cost.

Operating Expenses

Selling, general and administrative expenses for the year ended December 31, 2025 and 2024 amounted to $630,645 and $603,720 respectively, the increase of $26,925 which is 4.46% higher comparatively.

Operating expenses for the year ended December 31, 2025 and 2024 amounted to $1,167 and $1,203 respectively, the decrease of $36 which is 2.99 % lower comparatively.

Other Income

The Company recorded an amount of $40,175 and $13,300 as other income for the year ended December 31, 2025 and 2024 respectively. This income is derived from the gain on disposal of plant and equipment, interest income earned and exchange gain.

Net (Loss)/ Profit and Net (Loss)/ Profit Margin

Net loss for the year ended December 31, 2025 was $76,860 as compared to net profit for the year ended December 31, 2024 was $22,223. The decrease in net profit of $99,083 was resulted from the decrease in revenue. Taking into the loss for the year ended December 31, 2025, the accumulated loss for the Company has increased from $1,387,930 to $1,464,790.

Liquidity and Capital Resources

As of December 31, 2025, we had working capital deficit of $133,691 consisting of cash and cash equivalent of $285,034 as compared to working capital surplus of $13,645 and our cash and cash equivalent of $397,476 as of December 31, 2024.

Net cash used in operating activities for the year ended December 31, 2025 was $94,303 as compared to net cash generated from operating activities of $182,556 for the year ended December 31, 2024. The decrease in cash generated from operating activities are mainly resulted from the decrease in accounts payable, other payables and accrued liabilities.

Net cash used in investing activities for the year ended December 31, 2025 was $8,482 as compared to net cash used in investing activities for the year ended December 31, 2024 were $105,258. The cash used in investing activities are mainly for purchase of plant and equipment.

Net cash used in financing activities for the year ended December 31, 2025 was $34,728 as compared to net cash generated from financing activities $68,306 for the year ended December 31, 2024. The net cash (used in)/ generated from financing activities are mainly for the addition and repayment of finance lease.

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

Critical Accounting Policies and Estimates

Use of estimates

In preparing our Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our assumptions, judgments and estimates on a regular basis. We also discuss our critical accounting policies and estimates with the Board of Director.

We believe that the assumptions, judgments and estimates involved in the accounting for leases, revenue recognition and expected credit loss have the greatest potential impact on our Consolidated Financial Statements. These areas are key components of our results of operations and are based on complex rules requiring us to make judgments and estimates, and consequently, we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

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

The Company applies significant judgement in accounting for its leases and determining the related right-of-use assets (ROUA) and lease liabilities. Key judgements include:

1.	Lease term –The Company assesses the period for which the Company is reasonably certain to exercise renewal or termination options, including consideration of operational needs and business plans.

2.	Discount rate – In determining the present value of lease payments, management selects an appropriate discount rate, reflecting the rate implicit in the lease, or if not readily determinable, the Company’s incremental borrowing rate.

3.	Lease classification – Management evaluates whether each lease should be classified as a finance or operating lease based on the lease terms and conditions.

Revenue Recognition

In accordance with the Accounting Standard Codification Topic 606 “Revenue Recognition” (“ASC 606”), the Company recognizes revenue when the following four criteria are met: (1) delivery has occurred or services rendered; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

The Company’s revenue is primarily derived from the sale of healthcare goods and the services.

Sale of goods (retail trading)

Revenue from the sale of goods is recognized when control of the goods is transferred to the customer, which generally occurs at a point in time when the customer collects the products from the Company’s premises. At that point, the customer has the ability to direct the use of, and obtain substantially all of the remaining benefits from, the goods, and the Company has no remaining performance obligations.

The Company applies significant judgement in determining whether it acts as a principal or an agent in its revenue arrangements. (Refer to the principal vs agent paragraph below)

The Company has assessed that it acts as a principal in the sale of goods, as it obtains control of the goods before they are transferred to the customer. Indicators supporting this assessment include that the Company is primarily responsible for fulfilling the promise to provide the goods, has discretion in establishing selling prices, and bears inventory and credit risks.

Rendering of services (healthcare services)

Revenue from healthcare services is recognized over time as the customer simultaneously receives and consumes the benefits provided by the Company’s performance. The Company’s performance obligation is to perform the agreed-upon services as specified in the signed purchase order.

Revenue is recognised as the services are performed. The Company applies judgement in determining whether performance obligations are satisfied over time, assessing the appropriate method to measure progress, and evaluating when sampling and testing procedures are substantially completed. The Company also considers the impact of any variable consideration, such as discounts or rebates, in determining the transaction price.

Principal vs Agent

The Company evaluates whether it acts as a principal or an agent in transactions involving non-exclusive distributor arrangements.

The Company is considered a principal when it controls the specified goods before they are transferred to the customer. In making this assessment, the Company considers indicators including, but not limited to:

●	The Company is primarily responsible for fulfilling the promise to provide goods to the customer

●	The Company has inventory risk, including bearing the loss if goods are missing or damaged during delivery

●	The Company has discretion in establishing prices

Although the supplier may ship goods directly to the customer (drop shipment arrangement), the Company retains control of the goods prior to transfer due to its exposure to inventory risk and pricing discretion. Accordingly, revenue is recognized on a gross basis.

Expected credit loss

The Company assesses expected credit losses (“ECL”) on its financial assets, including trade receivables and amounts owing from related parties, in accordance with the applicable credit loss model. The determination of expected credit loss requires the company to assess the timing and extent of recoverability of receivables and the relevance of forward-looking information The assessments involve significant judgement and estimation in evaluating credit risk and the probability of default.

As of the reporting date, no material allowance for expected credit losses has been recognized. This is primarily due to:

●	Trade receivables are largely secured by advance payments, reducing the Company’s exposure to credit risk

●	Outstanding balances have been substantially collected after year-end, indicating strong recoverability

●	Amounts owing from related parties are eliminated upon consolidation, and therefore do not give rise to credit risk at the consolidated financial statement level

Based on the above factors, management has assessed that the risk of default is minimal and that any potential credit losses are not material.

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

As of December 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2025.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2026.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Leong Ming Chia	43	Chief Executive Officer, President, Secretary, Treasurer, Director
Wong Sui Ting[1]	53	Director

1Mr. Wong Sui Ting resigned as Director of the Company on October 1, 2025.

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

Mr. Wong resigned as Director of the Company on October 1, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year ended December 31, 2025, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leong Ming Chia, Chief Executive Officer,	For the year ended December 31, 2025	50,648	33,765	-	-	-	-	16,883	101,296
President, Secretary, Treasurer, Director (1)	For the year ended December 31, 2024	47,457	44,820	-	-	-	-	17,229	109,506

Wong Sui Ting,	For the year ended December 31, 2025	-	-	-	-	-	-	-	-
Director (2)	For the year ended December 31, 2024	-	-	-	-	-	-	-	-

(1)	On September 8, 2015 Leong Ming Chia was appointed Chief Executive Officer, President and a member of our Board of Directors. On May 31, 2017, upon the resignation of Chua Lee Yee from the position of Chief Financial Officer, Treasurer, Secretary and Director, Leong Ming Chia replaced Chua Lee Yee as the Chief Financial Officer, Treasurer and Secretary of the company.
(2)	On May 31, 2015 Wong Sui Ting was appointed as a member of our Board of Director. He resigned as Director of the Company on October 1, 2025.

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

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2025.

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leong Ming Chia, Chief Executive Officer,	For the year ended December 31, 2025	50,648	33,765	-	-	-	-	16,883	101,296
President, Secretary, Treasurer, Director (1)	For the year ended December 31, 2024	47,457	44,820	-	-	-	-	17,229	109,506

Wong Sui Ting,	For the year ended December 31, 2025	-	-	-	-	-	-	-	-
Director (2)	For the year ended December 31, 2024	-	-	-	-	-	-	-	-

(1)	On September 8, 2015 Leong Ming Chia was appointed Chief Executive Officer, President and a member of our Board of Directors. On May 31, 2017, upon the resignation of Chua Lee Yee from the position of Chief Financial Officer, Treasurer, Secretary and Director, Leong Ming Chia replaced Chua Lee Yee as the Chief Financial Officer, Treasurer and Secretary of the company.
(2)	On May 31, 2015 Wong Sui Ting was appointed as a member of our Board of Director. He resigned as Director of the Company on October 1, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2025, the Company has 206,904,585 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2025 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name of beneficial owner(i)	Shares of Common Stock Beneficially Owned	Percent of Class

Common Stock	Leong Ming Chia (i), (ii), (iii)	62,906,493	30.40%

Common Stock	Wong Sui Ting[1] (ii)	50,000	0.02%

	All of the officers and directors as a group (iv)	62,956,493	30.42%

5% Shareholders
Common Stock	Greenpro Venture Capital Limited (i)	15,159,157	7.33%
Common Stock	Hew Yuen Foong (i)	33,000,000	15.95%
Common Stock	Teo Jen Jiang (i)	44,000,000	21.27%
Common Stock	Siow Kock Yong (i)	32,874,393	15.89%

1 Mr. Wong Sui Ting resigned as Director of the Company on October 1, 2025.

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

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (206,904,585 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Based on the total issued and outstanding shares of 206,904,585 as of the date of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

For the years ended December 31, 2025 and December 31, 2024, the Company has the following transactions with related party:

	For the year ended December 31, 2025 (Audited)	For the year ended December 31, 2024 (Audited)
Professional Fees
- Related party A	$10,293	$12,600

Sales
- Related party B	$13,366	$7,725

Purchases
- Related party B	$-	$8,236

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

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Audit fees	$27,128	$25,200
Audit related fees	-	-
Total	$27,128	$25,200

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

Date: March 31, 2026
	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Finance Officer, Secretary, Treasurer, Director
Principal Executive Officer Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DSwiss, Inc.

No. B-10-08, Vertical Business Suite,

Bangsar South City,

No. 8, Jalan Kerinchi, 59200 Kuala Lumpur,

Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DSwiss, Inc. (“the Company”) as of December 31, 2025 and December 31, 2024 and the related consolidated statements of operations and comprehensive income, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for the year ended of December 31, 2025 and December 31, 2024 and the related notes to consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for the year ended of December 31, 2025 and December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the year ended December 31, 2025, the Company incurred a net loss of $76,860 and a negative cash flow from operating activities of $94,303. As at December 31, 2025, the Company’s current liabilities exceeded its current assets by $133,691 and has suffered an accumulated deficit of $1,464,790. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Kuala Lumpur, Malaysia
Date: March 31, 2026

DSWISS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 and 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents (including $76,857 and $137,152 of time deposits as of December 31, 2025 and December 31, 2024 respectively)	$285,034	$397,476
Accounts receivables	17,376	74,648
Other receivables, prepaid expenses, and deposit	27,016	22,188
Inventories	2,347	3,350

Total current assets	331,773	497,662

NON-CURRENT ASSETS
Plant and equipment, net	189,386	136,767
Intangible assets, net	409	1,401
Operating lease right-of-use assets, net	155,568	-

Total non-current assets	345,363	138,168

TOTAL ASSETS	$677,136	$635,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payables (including $91 and $818 payable to a related party as of December 31, 2025 and December 31, 2024 respectively)	$113,134	$153,045
Other payables and accrued liabilities (including $0 and $3,000 of general and administrative expenses payable to a related party as of December 31, 2025 and December 31, 2024 respectively)	289,473	302,347
Finance lease liability	35,167	28,517
Operating lease liability	26,089	-
Tax payable	1,601	108

Total current liabilities	465,464	484,017

NON-CURRENT LIABILITY
Finance lease liability	91,539	77,777
Operating lease liability	129,479	-

Total non-current liability	221,018	77,777

TOTAL LIABILITIES	$686,482	$561,794

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,585 shares and 206,904,585 shares issued and outstanding as of December 31, 2025 and 2024 respectively	20,690	20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive income	39,328	45,850
Accumulated deficit	(1,464,790)	(1,387,930)

TOTAL STOCKHOLDERS’ EQUITY	(9,346)	74,036

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$677,136	$635,830

See accompanying notes to consolidated financial statements.

DSWISS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended December 31, 2025	For the year ended December 31, 2024
REVENUE (including $13,366 and $7,725 of revenue from a related party for the year ended December 31, 2025 and 2024 respectively)	$2,920,986	$3,112,887

COST OF REVENUE (including $0 and $8,236 of purchases from a related party for the year ended December 31, 2025 and 2024 respectively)	(2,356,424)	(2,489,616)

GROSS PROFIT	564,562	623,271

OTHER INCOME	40,175	13,300

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including $10,293 and $12,600 of general and administrative expenses to a related party for the year ended December 31, 2025 and 2024 respectively)	(630,645)	(603,720)

OPERATING EXPENSES	(1,167)	(1,203)

FINANCE COST	(14,348)	(1,547)

LEASE EXPENSES	(19,465)	-

(LOSS)/PROFIT BEFORE INCOME TAX	$(60,888)	$30,101

INCOME TAXES PROVISION	(15,972)	(7,878)

NET (LOSS)/INCOME	(76,860)	22,223

Other comprehensive loss:
- Foreign currency translation adjustment	(6,522)	(4,602)
COMPREHENSIVE (LOSS)/INCOME	$(83,382)	$17,621

Net (loss)/profit per share- Basic and diluted	(0.0004)	0.0001

Weighted average number of common shares outstanding - Basic and diluted	$206,904,585	$206,904,585

See accompanying notes to consolidated financial statements.

DSWISS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE (LOSSES)/GAINS	ACCUMULATED LOSSES	TOTAL EQUITY
Balance as of December 31, 2023	206,904,585	20,690	1,395,426	50,452	(1,410,153)	56,415
Foreign currency translation adjustment	-	-	-	(4,602)	-	(4,602)
Net profit	-	-	-	-	22,223	22,223
Balance as of December 31, 2024	206,904,585	20,690	1,395,426	45,850	(1,387,930)	74,036

Foreign currency translation adjustment	-	-	-	(6,522)	-	(6,522)
Net loss	-	-	-	-	(76,860)	(76,860)

Balance as of December 31, 2025	206,904,585	20,690	1,395,426	39,328	(1,464,790)	(9,346)

See accompanying notes to consolidated financial statements

DSWISS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended December 31, 2025	For the year ended December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(76,860)	$22,223
Adjustments to reconcile net (loss)/ income to net cash generated from operating activities:
Depreciation and amortization	63,854	17,558
Amortization of intangible assets	987	1,034
Gain on disposal of plant and equipment	(30,975)	-
Changes in operating assets and liabilities:
Accounts receivable	64,849	(21,881)
Accounts payable	(55,446)	32,386
Inventories	1,342	3,704
Other payables and accrued liabilities	(41,246)	124,128
Other receivables, prepaid expenses, and deposit	(2,576)	2,996
Tax payable	2,222	408
Reduction in lease liability	(20,454)	-
Net cash (used in)/ generated from operating activities	$(94,303)	$182,556

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(41,031)	(105,549)
Proceed from disposal of plant and equipment	32,549	291
Net cash used in investing activities	$(8,482)	$(105,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Addition of finance lease	-	96,787
Repayment of finance lease	(34,728)	(28,481)
Net cash (used in)/ generated from financing activities	$(34,728)	$68,306

Effect of exchange rate changes on cash and cash equivalents	25,071	2,762

Net change in cash and cash equivalents	(112,442)	148,366
Cash and cash equivalents, beginning of year	397,476	249,110

CASH AND CASH EQUIVALENTS, END OF YEAR	$285,034	$397,476
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$(14,562)	$(7,470)
Interest paid	$(5,675)	$(1,547)

See accompanying notes to consolidated financial statements.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND (CONTINUED)

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

For the year ended December 31, 2025, the Company incurred a net loss of $76,860 and a negative cash flow from operating activities of $94,303. As of December 31, 2025, the Company’s current liabilities exceeded its current assets by $133,691 and suffered an accumulated deficit of $1,464,790. The continuation of the Company as a going concern through December 31, 2025 is dependent upon improving the profitability and the continuing financial support from its major stockholders. Management believes the existing major shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated upon consolidation.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the year ended December 31, 2025.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ROU assets represent the right to use an asset for the lease term and lease liability represent the obligation to make lease payment arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over lease term. As most of the leases doesn’t provide an implicit rate. The company generally use the incremental borrowing rate on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating ROU asset also includes any lease payments made and exclude lease incentives. Lease expense for lease payment is recognized on a straight -line basis over lease term. The Company adopted Maybank Berhad’s base rate lending rate as a reference for discount rate.

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

Revenue from trading of retail goods is recognized when control of the goods is transferred and there are no continuing obligations to the customer. Title and control transfer to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded.

The Company mainly derives its revenue from the sale of healthy food products. Generally, the Company recognizes revenue when OEM, Home brand and medical consumables products are sold and accepted by the customers and there are no continuing obligations to the customer.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company also adopted ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about the reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.

The Company conducts much of its businesses activities in Malaysia and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Translation of amounts from MYR into US$1 and HK$  into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2025	2024

Year-end MYR : US$1 exchange rate	4.06	4.47
Year-average MYR : US$1 exchange rate	4.26	4.55
Year-end HK$ : US$1 exchange rate	7.78	7.77
Year-average HK$ : US$1 exchange rate	7.80	7.80

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the year ended December 31, 2025, the Company operates in two reportable operating segments in Malaysia and Hong Kong.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. STOCKHOLDERS’ EQUITY

As of December 31, 2025 and 2024, the Company had a total of 206,904,585 and 206,904,585 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

5. PLANT AND EQUIPMENT

	As of December 31, 2025	As of December 31, 2024
Computer and software	$107,339	$104,318
Furniture and fittings	6,144	6,144
Office equipment	24,216	23,314
Motor vehicle	232,045	232,678
Plant and machinery	5,743	4,028
Total plant and equipment	375,487	$370,482
Accumulated depreciation	(187,170)	(223,158)
Effect of translation exchange	1,069	(10,557)
Plant and equipment, net	$189,386	$136,767

Depreciation expense for the year ended December 31, 2025 and December 31, 2024 were $44,389 and $17,558, respectively.

6. INTANGIBLE ASSETS

	As of December 31, 2025	As of December 31, 2024
Trademarks	$12,077	$12,077
Amortization	(11,215)	(10,228)
Effect of translation exchange	(453)	(448)
Intangible assets, net	$409	$1,401

Amortization for the year ended December 31, 2025 and December 31, 2024 were $987 and $1,034, respectively.

7. OTHER RECEIVABLES, PREPAID EXPENSES AND DEPOSITS

	As of December 31, 2025	As of December 31, 2024
Other receivables	$3,886	$69
Prepaid expenses	8,277	1,839
Deposits	14,853	20,280
Total other receivables, prepaid expenses and deposits	$27,016	$22,188

8. INVENTORIES

	As of December 31, 2025	As of December 31, 2024
Finished goods, at cost	$2,347	$3,350
Total inventories	$2,347	$3,350

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31, 2025	As of December 31, 2024
Other payables	$220,293	$229,591
Accrued audit fees	4,758	13,611
Accrued other expenses	45,641	47,524
Accrued professional fees	18,781	11,621
Total payables and accrued liabilities	$289,473	$302,347

10. FINANCE LEASE LIABILITIES

The Company purchased motor vehicles with finance lease. The first finance lease agreement commenced on July 31, 2018 with the effective interest rate of 3.62% per annum, due through June, 2025, with principal and interest payable monthly. The second finance lease agreement commenced on December 3, 2021 with the effective interest rate of 3.70% per annum, due through November, 2026, with principal and interest payable monthly. The third finance lease agreement commenced on December 21, 2024 with the effective interest rate of 3.70% per annum, due through November, 2029, with principal and interest payable monthly. The fourth finance lease agreement commenced on August 17, 2025 with the effective interest rate of 2.28% per annum, due through July, 2030, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of December 31, 2025	As of December 31, 2024
Finance leases	$139,177	$118,440
Less: interest expense	(12,471)	(12,146)
Net present value of finance leases	126,706	106,294

Current portion	35,167	28,517
Non-current portion	91,539	77,777
Total	$126,706	$106,294

As of December 31, 2025, the maturities of the finance leases for each of the years are as follows:

2026	37,429
2027	27,915
2028	29,341
2029	27,140
2030	4,881
Total	$126,706

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11. INCOME TAXES

(Loss)/Profit before income tax for the years ended December 31, 2025 and December 31, 2024 is summarized as follow:

	For the year ended December 31, 2025	For the year ended December 31, 2024

(Loss)/Profit before income taxes
- United States	$(70,519)	$(43,131)
- Foreign	9,631	68,173
	$(60,888)	$30,101

Provision for income taxes for the years ended December 31, 2025 and December 31, 2024 is summarized as follow:

	For the year ended December 31, 2025	For the year ended December 31, 2024

Current:
Federal	$-	$-
State	-	-
Foreign	(15,972)	(7,878)
Total current	(15,972)	(7,878)
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-
Total provision for income taxes	$(15,972)	$(7,878)

The reconciliation of the federal statutory income tax amount and rate to the Company’s effective tax rate for the years ended December 31, 2025 and December 31, 2024 is as follows:

Company name	Year ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
(Loss)/Profit before income taxes	(60,888)		30,101
Federal statutory tax rate	(12,786)	21.0%	6,321	21.0%
State and local income tax, net of federal income tax effect	14,808	(24.3)%	(9,057)	(30.1)%
Foreign tax effects:
Hong Kong
Changes in valuation allowances	(1,742)	2.8%	539	1.8%
Foreign rate difference	(475)	0.8%	147	0.5%
Malaysia
Changes in valuation allowances	(497)	0.8%	10,226	34.0%
Foreign rate difference	62	(0.1)%	4,090	13.6%
Other	(15,972)	26.2%	(7,878)	(26.2)%
Other foreign jurisdiction	630	(1.0)%	(12,266)	(40.8)%
Income tax expense and effective tax rate	(15,972)	26.2%	(7,878)	(26.2)%

* Other foreign jurisdiction include one of the Company’s subsidiary incorporated in the Seychelles with a zero corporate tax rate.

The income taxes paid (net of refunds) by jurisdiction for the years ended December 31, 2025 and December 31, 2024, as reported in the Consolidated Statements of Cash Flows, are as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024

Malaysia	$(14,562)	$7,470

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11. INCOME TAXES (CONTINUED)

The significant components of deferred taxes of the Company are as follows (rounded to the nearest thousand):

	As of December 31, 2025	As of December 31, 2024
Deferred tax assets
Financing costs	$3,000	$1,000
Operating lease liability	32,000	-
Finance lease liability	26,000	22,000
Net operating loss (NOL) carryforwards:
- United States of America	638,000	567,000
- Hong Kong	621,000	632,000
- Malaysia	161,000	147,000
Gross deferred tax assets	1,481,000	1,369,000
Less: Valuation allowance	(1,449,000)	(1,369,000)
Total deferred tax assets	32,000	-

Deferred tax liabilities
Operating lease right-of-use asset	32,000	-
Finance lease right-of-use asset	-	-
Total deferred tax liabilities	32,000	-

Net deferred tax asset (liability)	$-	$-

The table below summarizes changes in the valuation allowance for deferred tax assets for the years presented (rounded to the nearest thousand):

	For the year ended December 31, 2025	For the year ended December 31, 2024
Valuation allowance
Balance, beginning of year	$1,369,000	$1,344,000
Increase in (reversal of) valuation allowance during the year	$80,000	$25,000
Balance, end of year	$1,449,000	$1,369,000

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries that operate in various countries: United States, Seychelles, Hong Kong and Malaysia, that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2025, the operations in the United States of America incurred $637,776 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $133,933 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of December 31, 2025, the operations in the Hong Kong incurred $620,978 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $102,461 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11. INCOME TAXES (CONTINUED)

Malaysia

DSwiss Sdn Bhd and DSwiss Biotech Sdn Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate of 24% on its assessable income. As of December 31, 2025, the operations in the Malaysia incurred $161,223 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 24%. The Company has provided for a full valuation allowance of $38,693 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

12. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended December 31, 2025 and 2024, the customers who accounted for 10% or more of the Company’s revenue and its accounts receivable balance at year-end are presented as follows:

	For the year ended December 31
	2025	2024	2025	2024	2025	2024
	Revenue		Percentage of Revenue		Accounts Receivable, Trade
Customer A	$1,000,260	$464,642	34%	15%	$5,622	$-
Customer B	$-	$525,253	-%	17%	$-	$-
Customer C	$1,233,777	$1,266,279	42%	41%	$-	$-
	$2,234,037	$2,256,174	76%	73%	$5,622	$-

(b) Major vendors

For the year ended December 31, 2025 and 2024, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year-end are presented as follows:

	For the year ended December 31
	2025	2024	2025	2024	2025	2024
	Purchases		Percentage of Purchases		Accounts Payable, Trade
Vendor A	$422,116	$573,141	18%	23%	$17,137	$26,056
Vendor B	$-	$266,333	-%	11%	$-	$67,354
Vendor C	$1,107,351	$920,628	47%	37%	$-	$15,494
	$1,529,467	$1,760,102	65%	71%	$17,137	$108,904

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

As of December 31, 2025 and December 31, 2024, operating lease right of use asset as follow:

	Year ended December 31,
	2025	2024
As of January 1,	$-	$-
Add: New lease commenced on March 1, 2025	161,099	-
Accumulated amortization	(19,465)	-
Effect of translation exchange	13,934	-
Balance as of December 31	$155,568	$-

As of December 31, 2025, operating lease liability as follow:

As of January 1, 2025	$-
Add: New lease commenced on March 1, 2025	161,099
Less: gross repayment	(28,137)
Add: imputed interest	8,672
Effect of translation exchange	13,934
Balance as of December 31, 2025	$155,568
Less: lease liability current portion	(26,089)
Lease liability non-current portion	$129,479

For the year ended December 31, 2025 and 2024, the amortization of the operating lease right of use asset are $19,465 and $0 respectively.

	Year ended December 31,
	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$28,138	$-
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	5.2	-
Weighted average discount rate for operating lease	6.67%	-%

For the year ended December 31, 2025 and 2024, lease expenses were $19,465 and $0 respectively.

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY TRANSACTIONS

For the years ended December 31, 2025 and December 31, 2024, the Company has the following transactions with related party:

	For the year ended December 31, 2025 (Audited)	For the year ended December 31, 2024 (Audited)
Professional Fees
- Related party A	$10,293	$12,600

Sales
- Related party B	$13,336	$7,725

Purchases
- Related party B	$-	$8,236

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

	For the year ended December 31, 2025
By Business Unit	Investment holding	Health care products and services	Total

Revenue	$-	$2,920,986	$2,920,986
Cost of revenue	-	(2,356,424)	(2,356,424)
Gross profit	-	564,562	564,562
Selling, general and administrative expenses and other income	(73,519)	(516,951)	(590,470)
Operating expenses	-	(1,167)	(1,167)
Finance cost	-	(14,348)	(14,348)
Lease expenses	-	(19,465)	(19,465)
(Loss)/Profit from operations	(73,519)	12,631	(60,888)

Total assets	$42,539	$634,597	$677,136
Capital expenditure	$-	$41,031	$41,031

	For the year ended December 31, 2025
By Country	Malaysia	Non-Malaysia	Total

Revenue	$2,920,986	$-	$2,920,986
Cost of revenue	(2,356,424)	-	(2,356,424)
Gross profit	564,562	-	564,562
Selling, general and administrative expenses and other income	(528,676)	(61,794)	(590,470)
Operating expenses	-	(1,167)	(1,167)
Finance cost	(14,348)	-	(14,348)
Lease expenses	(19,465)	-	(19,465)
Profit/(Loss) from operations	2,073	(62,961)	(60,888)

Total assets	$606,251	$70,885	$677,136
Capital expenditure	$41,031	$-	$41,031

DSWISS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. SEGMENTED INFORMATION (CONTINUED)

	For the year ended December 31, 2024
By Business Unit	Investment holding	Health care products and services		Total

Revenue	$-		$3,112,887		$3,112,887
Cost of revenue	-		(2,489,616)		(2,489,616)
Gross profit	-		623,271		623,271
Selling, general and administrative expenses and other income	(41,341)		(549,079)		(590,420)
Operating expenses	-		(1,203)		(1,203)
Finance cost	-		(1,547)		(1,547)
(Loss)/Profit from operations	(41,341)		71,442		30,101
		$		$
Total assets	$33,693		$602,137		$635,830
Capital expenditure	$-		$105,549		$105,549

	For the year ended December 31, 2024
By Country	Malaysia	Non-Malaysia		Total

Revenue	$3,112,887		$-		$3,112,887
Cost of revenue	(2,489,616)		-		(2,489,616)
Gross profit	623,271		-		623,271
Selling, general and administrative expenses and other income	(553,551)		(36,869)		(590,420)
Operating expenses	-		(1,203)		(1,203)
Finance cost	(1,547)		-		(1,547)
Profit/(Loss) from operations	68,173		(38,072)		30,101
		$		$
Total assets	$551,949		$83,881		$635,830
Capital expenditure	$105,549		$-		$105,549

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2025 up through the date the Company issued the audited consolidated financial statements.

