Form 10-Q
period 2026-03-31
DSwiss Inc
filed 2026-05-15
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2026
Common Stock, $0.0001 par value	206,904,585

1

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2026 and December 31, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2026	December 31, 2025
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents (including $51,360 and $76,857 of time deposits as of March 31, 2026 and December 31, 2025 respectively)	$220,027	$285,034
Accounts receivable	75,159	17,376
Other receivables, prepaid expenses and deposit	64,130	27,016
Inventories	2,301	2,347
Total Current Assets	361,617	331,773

NON-CURRENT ASSETS
Plant and equipment, net	176,280	189,386
Intangible assets, net	149	409
Operating lease right-of-use assets, net	149,558	155,568
Total Non-Current Assets	325,987	345,363

TOTAL ASSETS	$687,604	$677,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable (including $96,900 and $91 payable to related parties as of March 31, 2026 and December 31, 2025 respectively)	$204,279	$113,134
Other payables and accrued liabilities (including $4,125 and $0 of general and administrative expenses payable to a related party as of March 31, 2026 and December 31, 2025 respectively)	220,525	289,473
Finance lease liability	26,401	35,167
Operating lease liability	19,775	26,089
Tax payable	875	1,601
Total Current Liabilities	471,855	465,464

NON- CURRENT LIABILITIES
Finance lease liability	91,755	91,539
Operating lease liability	129,783	129,479
Total Non-Current Liabilities	221,538	221,018

TOTAL LIABILITIES	$693,393	$686,482

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,585 shares issued and outstanding as of March 31, 2026 and December 31, 2025 respectively	$20,690	$20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive income	38,594	39,328
Accumulated deficit	(1,460,499)	(1,464,790)

TOTAL STOCKHOLDERS’ EQUITY	(5,789)	(9,346)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$687,604	$677,136

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2026	2025
REVENUE (including $76,967 and $1,284 of revenue from related parties for the three months ended March 31, 2026 and 2025, respectively)	$477,737	$1,001,186

COST OF REVENUE (including $127,150 purchases from a related party for the three months ended March 31, 2026)	(318,545)	(738,139)

GROSS PROFIT	159,192	263,047

OTHER INCOME	612	1,053

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including $1,125 and $2,268 of general and administrative expenses to a related party for the three months ended March 31, 2026 and 2025, respectively)	(141,855)	(119,325)

OPERATING EXPENSES	(340)	-

FINANCE COST	(4,116)	(2,198)

LEASE EXPENSES	(6,519)	(1,819)

PROFIT BEFORE INCOME TAX	6,974	140,758

INCOME TAXES PROVISION	(2,683)	(2,022)

NET INCOME	4,291	138,736

Other comprehensive (loss)/income:
- Foreign currency translation adjustment	(734)	340

Comprehensive income	3,557	139,076

Net income per share- Basic and diluted	0.0001	0.0007

Weighted average number of common shares outstanding – Basic and diluted	206,904,585	206,904,585

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

Three Months Ended March 31, 2026 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2025 (audited)	206,904,585	20,690	1,395,426	39,328	(1,464,790)	(9,346)
Foreign currency translation adjustment	-	-	-	(734)	-	(734)
Net income	-	-	-	-	4,291	4,291
Balance as of March 31, 2026 (unaudited)	206,904,585	20,690	1,395,426	38,594	(1,460,499)	(5,789)

Three Months Ended March 31, 2025 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2024 (audited)	206,904,585	20,690	1,395,426	45,850	(1,387,930)	74,036
Foreign currency translation adjustment	-	-	-	340	-	340
Net income	-	-	-	-	138,736	138,736
Balance as of March 31, 2025 (unaudited)	206,904,585	20,690	1,395,426	46,190	(1,249,194)	213,112

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,291	$138,736
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	20,527	10,504
Amortization for intangible assets	258	259
Changes in operating assets and liabilities:
Accounts payable	91,254	68,579
Accounts receivable	(57,743)	12,092
Other payables and accrued liabilities	(69,572)	(142,278)
Inventories	52	517
Other receivables, prepaid expenses and deposits	(37,063)	(170,576)
Reduction in lease liability	(6,376)	(1,826)
Tax payable	(747)	(758)
Net cash used in operating activities	(55,119)	(84,751)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	(146)	(1,346)
Net cash used in investing activity	(146)	(1,346)

CASH FLOWS FROM FINANCING ACTIVITY:
Repayment of finance lease	(8,849)	(8,222)
Net cash used in financing activity	(8,849)	(8,222)

Effect of exchange rate changes on cash and cash equivalent	(893)	1,480

Net decrease in cash and cash equivalents	(65,007)	(92,839)
Cash and cash equivalents, beginning of period	285,034	397,476
CASH AND CASH EQUIVALENTS, END OF PERIOD	$220,027	$304,637
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$(3,430)	$(2,780)
Interest paid	$(2,572)	$(2,198)

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at March 31, 2026 and 2025 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2025. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2026 and 2025 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2025 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2025.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2026

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

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended March 31, 2026, the Company suffered an accumulated deficit of $1,460,499 and negative operating cash flow of $55,119. This factor raises substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses. Shipping and handling fees are expensed as incurred for the three months ended March 31, 2026 were $0, while for the three months ended March 31, 2025 were $768.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trademarks in India, Singapore, Cambodia, Hong Kong and China, which are amortized on a straight-line basis over a useful life of ten years.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the three months ended March 31, 2026.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2026

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2026	2025

Period-end RM : US$1 exchange rate	4.05	4.45
Period-average RM : US$1 exchange rate	3.96	4.45
Period-end HK$ : US$1 exchange rate	7.84	7.78
Period-average HK$ : US$1 exchange rate	7.82	7.78

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2026, the Company operates in two reportable operating segments in Malaysia and Hong Kong.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. STOCKHOLDERS’ EQUITY

As of March 31, 2026, the Company had a total of 206,904,585 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

4. PLANT AND EQUIPMENT

	March 31, 2026	December 31, 2025
Computer and software	$107,339	$107,339
Furniture and fittings	6,144	6,144
Office equipment	24,362	24,216
Motor vehicle	232,045	232,045
Plant and machinery	5,743	5,743
Total plant and equipment	$375,633	$375,487
Accumulated depreciation	(201,178)	(187,170)
Effect of translation exchange	1,825	1,069
Plant and equipment, net	$176,280	$189,386

Depreciation expense for the three months ended March 31, 2026 and 2025 were $14,008 and $8,684 respectively.

5. INTANGIBLE ASSETS

	March 31, 2026	December 31, 2025
Trademarks	$12,077	$12,077
Amortization	(11,473)	(11,215)
Effect of translation exchange	(455)	(453)
Intangible assets, net	$149	$409

Amortization for the three months ended March 31, 2026 and March 31, 2025 were $258 and $259 respectively.

6. OTHER RECEIVABLES, PREPAID EXPENSES AND DEPOSITS

	March 31, 2026	December 31, 2025
Other receivables	$39,846	$3,886
Prepaid expenses	9,371	8,277
Deposits	14,913	14,853
Total other receivables, prepaid expenses and deposits	$64,130	$27,016

7. INVENTORIES

	March 31, 2026	December 31, 2025
Finished goods, at cost	$2,301	$2,347
Total inventories	$2,301	$2,347

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. OTHER PAYABLES AND ACCRUED LIABILITIES

	March 31, 2026	December 31, 2025
Other payables	$142,593	$220,293
Accrued audit fees	13,241	4,758
Accrued other expenses	43,759	45,641
Accrued professional fees	20,932	18,781
Total payables and accrued liabilities	$220,525	$289,473

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

	As of March 31, 2026	As of December 31, 2025
Finance lease	$129,145	$139,177
Less: interest expense	(10,989)	(12,471)
Net present value of finance lease	118,156	126,706

Current portion	26,401	35,167
Non-current portion	91,755	91,539
Total	$118,156	$126,706

As of March 31, 2026 the maturities of the finance lease for each of the years are as follows:

2026	28,668
2027	27,980
2028	29,410
2029	27,204
2030	4,894
Total	$118,156

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. INCOME TAXES

(Loss)/Profit before income tax for the three months ended March 31, 2026 and 2025 is summarized as follow:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025

(Loss)/Profit before income taxes
- United States	$(13,402)	$(14,273)
- Foreign	20,376	155,031
	$6,974	$140,758

Provision for income taxes for the three months ended March 31, 2026 and 2025 is summarized as follow:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025

Current:
Federal	$-	$-
State	-	-
Foreign	(2,683)	(2,022)
Total current	(2,683)	(2,022)
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-
Total provision for income taxes	$(2,683)	$(2,022)

The reconciliation of the federal statutory income tax amount and rate to the Company’s effective tax rate for the three months ended March 31, 2026 and 2025 is as follows:

	Three months ended March 31,
	2026		2025
	Amount	Percent	Amount	Percent
Profit before income taxes	6,974		140,758
Federal statutory tax rate	1,465	21.0%	29,559	21.0%
State and local income tax, net of federal income tax effect	2,815	40.4%	2,997	2.1)%
Foreign tax effects:
Hong Kong
Changes in valuation allowances	107	1.5%	164	0.1%
Foreign rate difference	29	0.4%	45	0.1%
Malaysia
Changes in valuation allowances	(5,155)	(73.9)%	(23,615)	(16.8)%
Foreign rate difference	644	9.2%	9,298	6.6%
Other	(2,683)	(38.5)%	(2,022)	(1.4)%
Other foreign jurisdiction	95	1.4%	(18,448)	(13.1)%
Income tax expense and effective tax rate	(2,683)	(38.5)%	(2,022)	(1.4)%

* Other foreign jurisdiction include one of the Company’s subsidiary incorporated in the Seychelles with a zero corporate tax rate.

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The income taxes paid (net of refunds) by jurisdiction for the three months ended March 31, 2026 and 2025, as reported in the Consolidated Statements of Cash Flows, are as follows:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025

Malaysia	$3,430	$2,780

The significant components of deferred taxes of the Company are as follows (rounded to the nearest thousand):

	As of March 31, 2026	As of March 31, 2025
Deferred tax assets
Financing costs	$1,000	$1,000
Operating lease liability	31,000	33,000
Finance lease liability	25,000	21,000
Net operating loss (NOL) carryforwards:
- United States of America	651,000	567,000
- Hong Kong	622,000	632,000
- Malaysia	142,000	147,000
Gross deferred tax assets	1,472,000	1,401,000
Less: Valuation allowance	(1,441,000)	(1,368,000)
Total deferred tax assets	31,000	33,000

Deferred tax liabilities
Operating lease right-of-use asset	31,000	33,000
Finance lease right-of-use asset	-	-
Total deferred tax liabilities	31,000	33,000

Net deferred tax asset (liability)	$-	$-

The table below summarizes changes in the valuation allowance for deferred tax assets for the periods presented (rounded to the nearest thousand):

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Valuation allowance
Balance, beginning of year	$1,449,000	$1,369,000
Increase in (reversal of) valuation allowance during the period	$(8,000)	$(1,000)
Balance, end of period	$1,441,000	$1,368,000

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

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

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2026, the operations in the United States of America incurred $651,178 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $136,747 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of March 31, 2026, the operations in the Hong Kong incurred $621,631 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $102,569 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

DSwiss Sdn. Bhd. and DSwiss Biotech Sdn. Bhd. are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate of 24% on its assessable income. As of March 31, 2026, the operations in the Malaysia incurred $142,426 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 24%. The Company has provided for a full valuation allowance of $34,182 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended March 31, 2026 and 2025, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2026	2025	2026	2025	2026	2025
	Revenue		Percentage of revenue		Accounts receivable

Customer A	$288,207	$257,974	60%	26%	$-	$-
Customer B	$57,580	$-	12%	-%	$-	$-
Customer C	$76,967	$-	16%	-%	$-	$-
Customer D	$-	$525,467	-%	52%	$-	$-
	$422,754	$783,441	88%	78%	$-	$-

(b) Major vendors

For three months ended March 31, 2026 and 2025, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2026	2025	2026	2025	2026	2025
	Purchase		Percentage of purchase		Accounts payable

Vendor A	$127,150	$499,738	40%	68%	$96,809	$242
Vendor B	$96,282	$113,713	30%	15%	$35,855	$42,905
	$223,432	$613,451	70%	83%	$132,664	$43,147

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

FOR THE THREE MONTHS ENDED MARCH 31, 2026

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

As of March 31, 2026 and December 31, 2025, operating lease right of use asset as follow:

	As of March 31, 2026	As of December 31, 2025
As of beginning of the period/year	$155,568	$-
Add: New lease commenced on March 1, 2025	-	161,099
Accumulated amortization	(6,519)	(19,465)
Effect of translation exchange	509	13,934
Balance as of end of the period/year	$149,558	$155,568

As of March 31, 2026 and December 31, 2025, the amortization of the operating lease right of use asset are $6,519 and $19,465 respectively.

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of March 31, 2026, operating lease liability as follow:

As of January 1, 2026	$155,568
Less: gross repayment	(9,091)
Add: imputed interest	2,572
Effect of translation exchange	509
Balance as of March 31, 2026	$149,558
Less: lease liability current portion	(19,775)
Lease liability non-current portion	$129,783

Maturities of operating lease obligation as follow:

Year ending
December 31, 2026	22,034
December 31, 2027	28,105
December 31, 2028	30,038
December 31, 2029	32,104
December 31, 2030	34,312
December 31, 2031	2,965
Total	$149,558

Other information:

	As of March 31, 2026	As of December 31, 2025
	(unaudited)	(audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$9,092	$28,138
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	4.9	5.2
Weighted average discount rate for operating lease	6.67%	6.67%

As of March 31, 2026 and December 31, 2025, lease expenses were $6,519 and $19,465 respectively.

13. RELATED PARTY TRANSACTIONS

For the period ended March 31, 2026 and 2025, the Company has the following transactions with related party:

	For the period ended March 31, 2026	For the period ended March 31, 2025
Professional Fees:
- Related party A	$1,125	$4,292

Sales
- Related party B	$-	$1,284
- Related party C	$76,967	$-

Purchases
- Related party D	$127,150	$-

The related party A, is a wholly owned subsidiary of a 7.33% shareholder of the Company.

The related party B’s director is the founder of the Company.

The related party C’s director and shareholder is the founder of the Company.

The related party D’s director and shareholder is the founder of the Company.

The related party transaction is generally transacted in an arm-length basis at the current market value in the normal course of business.

DSWISS, INC.

NOTES TO CONDENSED CONSOILIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

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

	For the period ended March 31, 2026
By Business Unit	Investment holding	Health care products and services	Total

Revenue	$-	$477,737	$477,737
Cost of revenue	-	(318,545)	(318,545)
Gross profit	-	159,192	159,192
Selling, general and administrative expenses and other income	(13,853)	(127,730)	(141,583)
Finance cost	-	(4,116)	(4,116)
Lease expense	-	(6,519)	(6,519)
Profit from operations	(13,853)	20,827	6,974

Total assets	$41,777	$645,827	$687,604
Capital expenditure	$-	$146	$146

	For the period ended March 31, 2026
By Country	Malaysia	Non-Malaysia	Total

Revenue	$477,737	$-	$477,737
Cost of revenue	(318,545)	-	(318,545)
Gross profit	159,192	-	159,192
Selling, general and administrative expenses and other income	(127,077)	(14,506)	(141,583)
Finance cost	(4,116)	-	(4,116)
Lease expense	(6,519)	-	(6,519)
Profit from operations	21,480	(14,506)	6,974

Total assets	$598,161	$89,443	$687,604
Capital expenditure	$146	$-	$146

DSWISS, INC.

NOTES TO CONDENSED CONSOILIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

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

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2026 up through the date the Company issued the consolidated financial statements.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the Three Months Ended March 31, 2026 and March 31, 2025

For the three months ended March 31, 2026 and 2025, we realized revenue in the amount of $477,737 and $1,001,186 respectively. Our gross profits for the three months ended March 31, 2026 and 2025 were $159,192 and $263,047 respectively, which is lesser $103,855 than the three months ended March 31, 2025 due to lesser revenue for the three months ended March 31, 2026.

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

Our net profit for the three months ended March 31, 2026 and 2025 were $4,291 and $138,736 respectively.

Liquidity and Capital Resources

For the three months ended March 31, 2026 and 2025, we had cash and cash equivalents of $220,027 and $304,637 respectively. We have negative operating cash flow and our working capital has been and will continue to be significant. As a result, we have increased our sales resulting an increase in our overall revenue. We need to meet our working capital requirements to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was $55,119, compared to net cash used in operating activities was $84,751 in the prior period. The operating cash flow performance primarily reflects decrease in accounts receivable, other payables and accrued liabilities to the prior period.

Investing Activity

For the three months ended March 31, 2026, net cash used in investing activity was $146, reflecting the purchase of plant and equipment. For the three months ended March 31, 2025, net cash used in investing activities was $1,346, reflecting the purchase of plant and equipment.

Financing Activity

For the three months ended March 31, 2026 and 2025, net cash used in financing activity were $8,849 and $8,222 respectively resulted from the repayment of finance lease.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2026.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2026, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2026

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

8