Form 10-Q
period 2026-06-30
DSwiss Inc
filed 2026-08-14
CIK 1652561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2026
Common Stock, $0.0001 par value	206,904,585

1

DSWISS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

DSWISS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2026 and December 31, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2026	December 31, 2025
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents (including $51,149 and $76,857 of time deposits as of June 30, 2026 and December 31, 2025 respectively)	$257,989	$285,034
Accounts receivable	19,231	17,376
Other receivables, prepaid expenses and deposit	55,022	27,016
Inventories	1,734	2,347
Total Current Assets	333,976	331,773

NON-CURRENT ASSETS
Plant and equipment, net	161,390	189,386
Intangible assets, net	1	409
Operating lease right-of-use assets, net	141,856	155,568
Total Non-Current Assets	303,247	345,363

TOTAL ASSETS	$637,223	$677,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable (including $375,167 and $91 payable to related parties as of June 30, 2026 and December 31, 2025 respectively)	$102,616	$113,134
Other payables and accrued liabilities	242,466	289,473
Amount due to a director	48,974	-
Finance lease liability	17,291	35,167
Operating lease liability	13,180	26,089
Tax payable	867	1,601
Total Current Liabilities	425,394	465,464

NON- CURRENT LIABILITIES
Finance lease liability	90,973	91,539
Operating lease liability	128,676	129,479
Total Non-Current Liabilities	219,649	221,018

TOTAL LIABILITIES	$645,043	$686,482

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 206,904,585 shares issued and outstanding as of June 30, 2026 and December 31, 2025 respectively	$20,690	$20,690
Additional paid-in capital	1,395,426	1,395,426
Accumulated other comprehensive income	39,065	39,328
Accumulated deficit	(1,463,001)	(1,464,790)

TOTAL STOCKHOLDERS’ EQUITY	(7,820)	(9,346)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$637,223	$677,136

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
	$	$	$	$
REVENUE (including $107,336 and $6,892 of revenue from a related party for the three months ended June 30, 2026 and 2025, respectively, and $127,167 and $8,205 of revenue from a related party for the six months ended June 30, 2026 and 2025, respectively)	511,781	1,021,340	989,518	2,022,526

COST OF REVENUE (including $248,760 purchases from a related party for the three months ended June 30, 2026, and $375,167 purchases from a related party for the six months ended June 30, 2026)	(342,427)	(872,732)	(660,972)	(1,610,871)

GROSS PROFIT	169,354	148,608	328,546	411,655

OTHER INCOME	9,417	31,333	10,029	32,386

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including $2,225 and $1,674 of general and administrative expenses to a related party for the three months ended June 30, 2026 and 2025, respectively, and $3,350 and $3,942 of general and administrative expenses to a related party for the six months ended June 30, 2026 and 2025, respectively)	(168,075)	(135,499)	(309,930)	(254,824)

OPERATING EXPENSES	(148)	(599)	(488)	(599)

FINANCE COST	(3,847)	(3,922)	(7,963)	(6,120)

LEASE EXPENSES	(6,552)	(5,681)	(13,071)	(7,500)

PROFIT BEFORE INCOME TAX	149	34,240	7,123	174,998

INCOME TAXES PROVISION	(2,651)	(2,112)	(5,334)	(4,134)

NET (LOSS)/INCOME	(2,502)	32,128	1,789	170,864

Other comprehensive income/(loss)
- Foreign currency translation adjustment	471	4,835	(263)	5,175

COMPREHENSIVE (LOSS)/INCOME	(2,031)	36,963	1,526	176,039

NET (LOSS)/INCOME PER SHARE – BASIC AND DILUTED	(0.00001)	0.00015	0.00001	0.00083

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	206,904,585	206,904,585	206,904,585	206,904,585

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

Six Months Ended June 30, 2026 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2025 (audited)	206,904,585	20,690	1,395,426	39,328	(1,464,790)	(9,346)
Foreign currency translation adjustment	-	-	-	(734)	-	(734)
Net income	-	-	-	-	4,291	4,291
Balance as of March 31, 2026 (unaudited)	206,904,585	20,690	1,395,426	38,594	(1,460,499)	(5,789)
Foreign currency translation adjustment	-	-	-	471	-	471
Net loss	-	-	-	-	(2,502)	(2,502)
Balance as of June 30, 2026 (unaudited)	206,904,585	20,690	1,395,426	39,065	(1,463,001)	(7,820)

Six Months Ended June 30, 2025 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2024 (audited)	206,904,585	20,690	1,395,426	45,850	(1,387,930)	74,036
Foreign currency translation adjustment	-	-	-	340	-	340
Net income	-	-	-	-	138,736	138,736
Balance as of March 31, 2025 (unaudited)	206,904,585	20,690	1,395,426	46,190	(1,249,194)	213,112
Foreign currency translation adjustment	-	-	-	4,835	-	4,835
Net income	-	-	-	-	32,128	32,128
Balance as of June 30, 2025 (unaudited)	206,904,585	20,690	1,395,426	51,025	(1,217,066)	250,075

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,789	$170,864
Adjustments to reconcile net income to net cash (used in)/generated from operating activities:
Depreciation and amortization	40,930	25,454
Amortization for intangible assets	408	517
Gain on disposal of plant and equipment	-	(30,341)
Changes in operating assets and liabilities:
Accounts receivable	(1,964)	23,771
Accounts payable	(9,067)	38,540
Other payables and accrued liabilities	(45,332)	(75,960)
Inventories	598	(741)
Other receivables, prepaid expenses and deposits	(28,142)	4,869
Amount due to a director	48,974	-
Tax payable	(743)	-
Tax recoverable	-	(637)
Reduction in lease liability	(12,749)	(7,751)
Net cash (used in)/generated from operating activities	(5,298)	148,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(348)	(2,392)
Disposal of plant and equipment	-	31,357
Net cash (used in)/generated from investing activities	(348)	28,965

CASH FLOWS FROM FINANCING ACTIVITY:
Repayment of finance lease	(17,658)	(17,398)
Net cash used in financing activity	(17,658)	(17,398)

Effect of exchange rate changes on cash and cash equivalent	(3,741)	23,323

Net (decrease)/increase in cash and cash equivalents	(27,045)	183,475
Cash and cash equivalents, beginning of period	285,034	397,476
CASH AND CASH EQUIVALENTS, END OF PERIOD	$257,989	$580,951
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$(3,410)	$(4,909)
Interest paid	$(2,557)	$(6,120)

See accompanying notes to condensed consolidated financial statements.

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

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

The accompanying unaudited condensed consolidated financial statements of DSwiss, Inc. at June 30, 2026 and 2025 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2025. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2026 and 2025 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2025 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2025.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended June 30, 2026, the Company’s current liabilities exceeded its current assets by $91,418, suffered an accumulated deficit of $1,463,001 and negative operating cash flow of $5,298. This factor raises substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Shipping and handling fees

Shipping and handling fees, if billed to customers, are included in revenue. Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling and distribution expenses. Shipping and handling fees are expensed as incurred for the six months ended June 30, 2026 were $0, while for the six months ended June 30, 2025 were $1,058.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trademarks in India, Singapore, Cambodia, Hong Kong and China, which are amortized on a straight-line basis over a useful life of ten years.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the six months ended June 30, 2026.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2026	2025

Period-end RM : US$1 exchange rate	4.08	4.21
Period-average RM : US$1 exchange rate	3.98	4.35
Period-end HK$ : US$1 exchange rate	7.84	7.85
Period-average HK$ : US$1 exchange rate	7.83	7.80

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the six months ended June 30, 2026, the Company operates in two reportable operating segments in Malaysia and Hong Kong.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. STOCKHOLDERS’ EQUITY

As of June 30, 2026, the Company had a total of 206,904,585 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

4. PLANT AND EQUIPMENT

	June 30, 2026	December 31, 2025
Computer and software	$107,426	$107,339
Furniture and fittings	6,144	6,144
Office equipment	24,362	24,216
Motor vehicle	232,160	232,045
Plant and machinery	5,743	5,743
Total plant and equipment	$375,835	$375,487
Accumulated depreciation	(215,029)	(187,170)
Effect of translation exchange	584	1,069
Plant and equipment, net	$161,390	$189,386

Depreciation expense for the three months and six months ended June 30, 2026 were $13,851 and $27,859 respectively.

Depreciation expense for the three months and six months ended June 30, 2025 were $9,270 and $17,954 respectively.

5. INTANGIBLE ASSETS

	June 30, 2026	December 31, 2025
Trademarks	$12,077	$12,077
Amortization	(11,623)	(11,215)
Effect of translation exchange	(453)	(453)
Intangible assets, net	$1	$409

Amortization for the three months and six months ended June 30, 2026 was $150 and $408 respectively.

Amortization for the three months and six months ended June 30, 2025 was $258 and $517 respectively.

6. OTHER RECEIVABLES, PREPAID EXPENSES AND DEPOSITS

	June 30, 2026	December 31, 2025
Other receivables	$17,418	$3,886
Prepaid expenses	22,818	8,277
Deposits	14,786	14,853
Total other receivables, prepaid expenses and deposits	$55,022	$27,016

7. INVENTORIES

	June 30, 2026	December 31, 2025
Finished goods, at cost	$1,734	$2,347
Total inventories	$1,734	$2,347

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. OTHER PAYABLES AND ACCRUED LIABILITIES

	June 30, 2026	December 31, 2025
Other payables	$166,737	$220,293
Accrued audit fees	15,376	4,758
Accrued other expenses	53,313	45,641
Accrued professional fees	7,040	18,781
Total payables and accrued liabilities	$242,466	$289,473

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

	As of June 30, 2026	As of December 31, 2025
Finance lease	$117,773	$139,177
Less: interest expense	(9,509)	(12,471)
Net present value of finance lease	108,264	126,706

Current portion	17,291	35,167
Non-current portion	90,973	91,539
Total	$108,264	$126,706

As of June 30, 2026 the maturities of the finance lease for each of the years are as follows:

2026	19,539
2027	27,742
2028	29,159
2029	26,972
2030	4,852
Total	$108,264

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. INCOME TAXES

Profit before income tax for the six months ended June 30, 2026 and 2025 is summarized as follow:

	For the six months ended June 30, 2026	For the six months ended June 30, 2025

Profit before income taxes
- United States	$(30,778)	$(31,524)
- Foreign	37,901	206,522
	$7,123	$174,998

Provision for income taxes for the six months ended June 30, 2026 and 2025 is summarized as follow:

	For the six months ended June 30, 2026	For the six months ended June 30, 2025

Current:
Federal	$-	$-
State	-	-
Foreign	(5,334)	(4,134)
Total current	(5,334)	(4,134)
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-
Total provision for income taxes	$(5,334)	$(4,134)

The reconciliation of the federal statutory income tax amount and rate to the Company’s effective tax rate for the six months ended June 30, 2026 and 2025 is as follows:

	Six months ended June 30,
	2026		2025
	Amount	Percent	Amount	Percent
Profit before income taxes	7,123		174,998
Federal statutory tax rate	1,496	21.0%	36,749	21.0%
State and local income tax, net of federal income tax effect	6,463	90.7%	6,620	3.8%
Foreign tax effects:
Hong Kong
Changes in valuation allowances	418	5.9%	335	0.2%
Foreign rate difference	114	1.6%	91	0.1%
Malaysia
Changes in valuation allowances	(10,225)	(143.5)%	(50,250)	(28.6)%
Foreign rate difference	1,278	17.9%	6,281	3.6%
Other	(5,334)	(74.9)%	(4,134)	(2.4)%
Other foreign jurisdiction	456	6.4%	174	(0.1)%
Income tax expense and effective tax rate	(5,334)	(74.9)%	(4,134)	(2.4)%

* Other foreign jurisdiction include one of the Company’s subsidiary incorporated in the Seychelles with a zero corporate tax rate.

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The income taxes paid (net of refunds) by jurisdiction for the six months ended June 30, 2026 and 2025, as reported in the Consolidated Statements of Cash Flows, are as follows:

	For the six months ended June 30, 2026	For the six months ended June 30, 2025

Malaysia	$3,410	$4,909

The significant components of deferred taxes of the Company are as follows (rounded to the nearest thousand):

	As of June 30, 2026	As of June 30, 2025
Deferred tax assets
Financing costs	$2,000	$1,000
Operating lease liability	30,000	34,000
Finance lease liability	23,000	20,000
Net operating loss/profit (NOL/NOP) carryforwards:
- United States of America	669,000	599,000
- Hong Kong	624,000	634,000
- Malaysia	124,000	(58,000)
Gross deferred tax assets	1,472,000	1,230,000
Less: Valuation allowance	(1,442,000)	(1,196,000)
Total deferred tax assets	30,000	34,000

Deferred tax liabilities
Operating lease right-of-use asset	30,000	34,000
Finance lease right-of-use asset	-	-
Total deferred tax liabilities	30,000	34,000

Net deferred tax asset (liability)	$-	$-

The table below summarizes changes in the valuation allowance for deferred tax assets for the periods presented (rounded to the nearest thousand):

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Valuation allowance
Balance, beginning of year	$1,449,000	$1,369,000
Increase in (reversal of) valuation allowance during the period	$(7,000)	$(173,000)
Balance, end of period	$1,442,000	$1,196,000

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

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

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2026, the operations in the United States of America incurred $668,553 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $140,396 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, DSwiss Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

DSwiss (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of June 30, 2026, the operations in the Hong Kong incurred $623,512 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $102,879 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

DSwiss Sdn. Bhd. and DSwiss Biotech Sdn. Bhd. are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate of 24% on its assessable income. As of June 30, 2026, the operations in the Malaysia incurred $123,950 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 24%. The Company has provided for a full valuation allowance of $29,748 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended June 30, 2026 and 2025, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2026	2025	2026	2025	2026	2025
	Revenue		Percentage of revenue		Accounts receivable

Customer A	$317,529	$195,960	62%	20%	$-	$-
Customer B	$107,336	$-	21%	-%	$19,232	$-
Customer C	$-	$671,482	-%	67%	$-	$-
Customer D	$-	$-	-%	-%	$-	$-
	$424,865	$867,442	83%	87%	$19,232	$-

For six months ended June 30, 2026 and 2025, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2026	2025	2026	2025	2026	2025
	Revenue		Percentage of revenue		Accounts receivable

Customer A	$604,051	$459,662	61%	23%	$-	$-
Customer B	$127,167	$-	13%	-%	$19,232	$-
Customer C	$-	$1,208,615	-%	60%	$-	$-
Customer D	$-	$-	-%	-%	$-	$-
	$731,218	$1,668,277	74%	83%	$19,232	$-

(b) Major vendors

For three months ended June 30, 2026 and 2025, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2026	2025	2026	2025	2026	2025
	Purchase		Percentage of purchases		Accounts payable

Vendor A	$248,760	$239,829	73%	27%	$-	$-
Vendor B	$-	$81,779	-%	9%	$91,561	$61,431
Vendor C	$-	$139,568	-%	16%	$-	$106,818
	$248,760	$461,176	73%	52%	$91,561	$168,249

For six months ended June 30, 2026 and 2025, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	2026	2025	2026	2025	2026	2025
	Purchase		Percentage of purchases		Accounts payable

Vendor A	$375,167	$914,564	57%	57%	$91,561	$-
Vendor B	$-	$198,017	-%	12%	$-	$61,431
	$375,167	$1,112,581	57%	69%	$91,561	$61,431

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026

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

On January 2, 2025, DSwiss Sdn Bhd (subsidiary of the Company) entered into a contract rental agreement to rent an office in Malaysia for a period of 3 years commencing on March 1, 2025 with monthly payment in the amount of RM 12,000 per month over the course of the lease. The Company has an option to renew for a further 3 years after the end of the agreement.

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

As of June 30, 2026 and December 31, 2025, operating lease right of use asset as follow:

	As of June 30, 2026	As of December 31, 2025
As of beginning of the period/year	$155,568	$-
Add: New lease commenced on March 1, 2025	-	161,099
Amortization	(13,071)	(19,465)
Effect of translation exchange	(641)	13,934
Balance as of end of the period/year	$141,856	$155,568

As of June 30, 2026 and December 31, 2025, the amortization of the operating lease right of use asset are $13,071 and $19,465 respectively.

DSWISS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of June 30, 2026, operating lease liability as follow:

As of January 1, 2026	$155,568
Less: gross repayment	(18,077)
Add: imputed interest	5,006
Effect of translation exchange	(641)
Balance as of June 30, 2026	$141,856
Less: lease liability current portion	(13,180)
Lease liability non-current portion	$128,676

Maturities of operating lease obligation as follow:

Year ending
December 31, 2026	15,419
December 31, 2027	27,866
December 31, 2028	29,782
December 31, 2029	31,830
December 31, 2030	34,020
December 31, 2031	2,939
Total	$141,856

Other information:

	As of June 30, 2026	As of December 31, 2025
	(unaudited)	(audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$18,077	$28,138
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	4.8	5.2
Weighted average discount rate for operating lease	6.67%	6.67%

As of June 30, 2026 and December 31, 2025, lease expenses were $13,071 and $19,465 respectively.

13. RELATED PARTY TRANSACTIONS

For the period ended June 30, 2026 and 2025, the Company has the following transactions with related party:

	For the period ended June 30, 2026	For the period ended June 30, 2025
Professional Fees:
- Related party A	$3,350	$3,942

Sales
- Related party B	$-	$8,205
- Related party C	$127,167	$-

Purchases
- Related party D	$375,167	$-

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026

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

	For the period ended June 30, 2026
By Business Unit	Investment holding	Health care products and services	Total

Revenue	$-	$989,518	$989,518
Cost of revenue	-	(660,972)	(660,972)
Gross profit	-	328,546	328,546
Selling, general and administrative expenses and other income	(32,950)	(267,439)	(300,389)
Finance cost	-	(7,963)	(7,963)
Lease expense	-	(13,071)	(13,071)
Profit from operations	(32,950)	40,073	7,123

Total assets	$60,929	$576,294	$637,223
Capital expenditure	$-	$348	$348

	For the period ended June 30, 2026
By Country	Malaysia	Non-Malaysia	Total

Revenue	$989,518	$-	$989,518
Cost of revenue	(660,972)	-	(660,972)
Gross profit	328,546	-	328,546
Selling, general and administrative expenses and other income	(264,905)	(35,484)	(300,389)
Finance cost	(7,963)	-	(7,963)
Lease expense	(13,071)	-	(13,071)
Profit from operations	42,607	(35,484)	7,123

Total assets	$546,932	$90,291	$637,223
Capital expenditure	$348	$-	$348

DSWISS, INC.

NOTES TO CONDENSED CONSOILIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

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

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2026 up through the date the Company issued the consolidated financial statements.

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

Results of Operation

For the Three Months and Six Months Ended June 30, 2026 and June 30, 2025.

For the three months and six months ended June 30, 2026, we realized revenue in the amount of $511,781 and $989,518, while for the three months and six months ended June 30, 2025, we realized revenue in the amount of $1,021,340 and $2,022,526. Our gross profits for the three months and six months ended June 30, 2026 were $169,354 and $328,546, which are more than $20,746 for the three months ended June 30, 2025 but less than $83,109 for the six months ended June 30, 2025 due to lesser revenue for the six months ended June 30, 2026.

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

Our net loss for the three months ended June 30, 2026 was $2,502 and net profit for the six months ended June 30, 2026 was $1,789, while the net profit for three months and six months ended June 30, 2025 were $32,128 and $170,864 respectively.

Liquidity and Capital Resources

For the six months ended June 30, 2026 and 2025, we had cash and cash equivalents of $257,989 and $580,951 respectively. We have negative operating cash flow and our working capital has been and will continue to be significant. We need to meet our working capital requirements to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was $5,298, compared to net cash generated from operating activities was $148,585 in the prior period. The operating cash flow performance primarily reflects decrease in other receivables, prepaid expenses and deposits, other payables and accrued liabilities to the prior period.

Investing Activity

For the six months ended June 30, 2026, net cash used in investing activity was $348, reflecting the purchase of plant and equipment. For the six months ended June 30, 2025, net cash generated from investing activities was $28,965, reflecting the purchase and disposal of plant and equipment.

Financing Activity

For the six months ended June 30, 2026 and 2025, net cash used in financing activity were $17,658 and $17,398 respectively resulted from the repayment of finance lease.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2026, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2026

	By:	/s/ Leong Ming Chia
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)

